Form 10-Q
period 1999-06-30
SOFTWARE COM INC
filed 1999-08-12
CIK 1019180

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

or

[_] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________


                       Commission File Number:  000-26379

                               SOFTWARE.COM, INC.
             (exact name of registrant as specified in its charter)


        Delaware                                         77-0392373
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                               525 Anacapa Street
                            Santa Barbara, CA  93101
                    (Address of principal executive offices)

                                 (805) 882-2470
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    [_] Yes    [X] No

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 40,792,476 as of July 30, 1999.

                               SOFTWARE.COM, INC.

                                     INDEX

                         PART I:  FINANCIAL INFORMATION


  Item                                                                                                         Page
----------     -------------------------------------------------------------------------------------------     ----
Item 1.        Condensed Consolidated Financial Statements - unaudited.........................................  3
               Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.....................  3
               Condensed Consolidated Statements of Operations  three and six months ended June 30,
               1999 and 1998...................................................................................  4

               Condensed Consolidated Statements of Cash Flows - six months ended June 30, 1999 and 1998.......  5

               Notes to Condensed Consolidated Financial Statements............................................  6
Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations...........  8
Item 3         Quantitative and Qualitative Disclosure About Market Risk....................................... 26

                          PART II:  OTHER INFORMATION

Item 1.        Legal Proceedings............................................................................... 27
Item 2.        Changes in Securities and Use of Proceeds....................................................... 27
Item 3.        Defaults Upon Senior Securities................................................................. 28
Item 4.        Submission of Matters to a Vote of Security Holders............................................. 28
Item 5.        Other Information............................................................................... 28
Item 6.        Exhibits and Reports on Form 8-K................................................................ 28
               Signatures...................................................................................... 29

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               Software.com, Inc.
                     Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                    June 30,                   December 31,
                                                                                      1999                         1998
                                                                                ----------------             ---------------
                                                                           (Unaudited)
Assets
Current assets:
  Cash and cash equivalents......................................                    $ 71,515                     $  5,447
  Short-term investments.........................................                       2,971                          496
  Accounts receivable, net.......................................                      10,787                        9,091
  Prepaid expenses and other current assets......................                         747                          501
                                                                                     --------                     --------
     Total current assets........................................                      86,020                       15,535
  Property and equipment, net....................................                       3,244                        3,275
  Deposits and other assets......................................                         285                          249
                                                                                     --------                     --------
     Total assets................................................                    $ 89,549                     $ 19,059
                                                                                     ========                     ========
Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable...............................................                    $  3,095                     $  1,129
  Accrued liabilities............................................                       2,972                        3,139
  Deferred revenue...............................................                       4,133                        3,747
  Note payable to bank and current portion of long-term debt.....                         546                        7,635
                                                                                     --------                     --------
     Total current liabilities...................................                      10,746                       15,650
Long-term debt...................................................                           -                          100
Redeemable convertible preferred stock - Series A and Series B...                           -                       13,370
Stockholders' equity (deficit):
  Convertible preferred stock - Series C.........................                           -                        6,848
  Common stock...................................................                     107,967                        6,396
  Deferred compensation..........................................                      (1,977)                      (1,447)
  Accumulated deficit............................................                     (27,187)                     (21,858)
     Total stockholders' equity (deficit)........................                    $ 78,803                     $(10,061)
                                                                                     ========                     ========
     Total liabilities and stockholders' equity (deficit)........                    $ 89,549                     $ 19,059
                                                                                     ========                     ========

                            See accompanying notes.

                               Software.com, Inc.
                Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                       Three Months Ended       Six Months Ended
                                                            June 30,                June 30,
                                                      ---------------------   --------------------
                                                        1999        1998        1999        1998
                                                      --------    ---------   --------    --------
Revenues:
  Software licenses................................    $ 5,227     $ 4,325     $10,285     $ 7,423
  Services.........................................      3,821       1,815       6,834       3,615
                                                       -------     -------     -------     -------
     Total revenues................................      9,048       6,140      17,119      11,038
Cost of revenues:
  Software licenses................................        766         273       1,142         757
  Services.........................................      2,688       1,586       4,732       3,234
                                                       -------     -------     -------     -------
   Total cost of revenues..........................      3,454       1,859       5,874       3,991
                                                       -------     -------     -------     -------
Gross Profit.......................................      5,594       4,281      11,245       7,047
Operating Expenses:
  Sales and marketing..............................      4,262       2,345       7,822       4,629
  Research and development.........................      3,177       2,071       5,918       4,208
  General and administrative.......................      1,017         973       2,195       1,932
  Legal matter.....................................       (200)          -        (200)          -
                                                       -------     -------     -------     -------
     Total operating expenses......................      8,256       5,389      15,735      10,769
                                                       -------     -------     -------     -------
Loss from operations...............................     (2,662)     (1,108)     (4,490)     (3,722)
Interest and other income (expense), net...........       (133)        (60)       (290)       (150)
                                                       -------     -------     -------     -------
Loss before income taxes...........................     (2,795)     (1,168)     (4,780)     (3,872)
Provision for income taxes.........................        (78)          -        (146)         (2)
                                                       -------     -------     -------     -------
Net loss...........................................     (2,873)     (1,168)     (4,926)     (3,874)
Accretion on redeemable convertible preferred
 stock.............................................       (193)       (210)       (403)       (420)
                                                       -------     -------     -------     -------
Net loss applicable to common stockholders.........    $(3,066)    $(1,378)    $(5,329)    $(4,294)
                                                       =======     =======     =======     =======
Basic and diluted net loss per share...............     $(0.10)     $(0.05)     $(0.18)     $(0.15)
                                                       =======     =======     =======     =======
Weighted average shares of common stock
 outstanding used in computing basic and diluted
 net loss per share................................     29,886      28,207      29,319      28,132
                                                       =======     =======     =======     =======


                            See accompanying notes.

                               Software.com, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                 ---------------------------------------------
                                                                                       1999                          1998
                                                                                 ---------------               ---------------
Operating activities:
Net loss........................................................                     $(4,926)                      $(3,874)
Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation and amortization.........................                          918                          776
          Deferred compensation.................................                          240                            -
          Provision for doubtful accounts.......................                          308                           76
         Changes in operating assets and liabilities:
               Accounts receivable..............................                       (2,004)                      (1,312)
               Prepaid expenses and other current assets........                         (246)                        (233)
               Accounts payable.................................                        1,966                        1,072
               Accrued liabilities..............................                       (1,169)                         562
               Deferred revenue.................................                          385                         (888)
                                                                                     --------                      -------
                      Net cash used in operating activities.....                       (4,528)                      (3,821)

Investing activities:
Acquisition of property and equipment...........................                         (887)                        (629)
Purchase of short-term investments..............................                       (2,971)                           -
Maturities of short-term investments............................                          496                          892
Increase in other assets........................................                          (36)                         (16)
                                                                                     --------                      -------
                     Net cash provided by (used in) investing
                      activities................................                       (3,398)                         247

Financing activities:
Repayments of long-term debt....................................                         (100)                        (120)
(Repayment of) proceeds from note payable to bank, net..........                       (7,089)                          66
Exercise of stock options.......................................                        2,188                          261
Proceeds from issuance of common stock, net.....................                       68,995                            -
Proceeds from issuance of preferred stock.......................                       10,000                            -
                                                                                     --------                      -------
                    Net cash provided by financing activities...                       73,994                          207


Net increase (decrease) in cash and cash equivalents............                       66,068                       (3,367)
Cash and cash equivalents at beginning of period................                        5,447                        6,083
                                                                                     --------                      -------
Cash and cash equivalents at end of period......................                     $ 71,515                      $ 2,716
                                                                                     ========                      ========

                            See accompanying notes.

                               SOFTWARE.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)

Note 1.     Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared by Software.com, Inc. (the "Company") without audit (except for the balance sheet information as of December 31, 1998, which was derived from audited consolidated financial statements) in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year or any other period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Registration Statement on Form S-1 (File No. 333-76263), which was declared effective by the Securities and Exchange Commission ("SEC") on June 23, 1999.

Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. As further described in Note 4, the Company acquired Mobility.Net Corporation on April 12, 1999. The acquisition was accounted for as a pooling-of-interests. Accordingly, the financial information presented reflects the combined financial position and operations of the Company and Mobility.Net for all dates and periods presented.

Reincorporation

     On June 16, 1999, the Company changed its state of incorporation to Delaware.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ materially from those estimates.

Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid debt instruments purchased with original maturity dates of three months or less and investments in money market funds to be cash equivalents. Investments with maturities between three to twelve months are considered to be short-term investments. Short-term investments consist of corporate commercial paper.

Note 2.     Net Loss Per Share

     Basic and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS128), for all periods presented. Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period. Common stock equivalent shares have been excluded from the computation as their effect is anti-dilutive.

Note 3.     Related Party Transactions

     For the three and six months ended June 30, 1998 and 1999, revenues from companies affiliated with AT&T Corporation totaled approximately $544,000, $1,551,000, $570,000 and $1,158,000, respectively. AT&T Corporation is considered a related party due to its involvement with AT&T Ventures, a preferred shareholder prior to the conversion of preferred shares to common stock upon the Company's initial public offering. At December 31, 1998 and June 30, 1999, accounts receivable from such companies totaled approximately $847,000 and $1,033,000, respectively.

Note 4.     Stock Options

     For the three and six months ended June 30, 1999, approximately 555,000 and 828,000 stock options, respectively, were exercised with net proceeds to the Company of approximately $1.8 million and $2.2 million, respectively.

Note 5.     Acquisition of Mobility.Net Corporation

     On April 12, 1999, the Company completed its acquisition of Mobility.Net, incorporated in July 1996, which offers products for Web messaging using a Java-based technology platform, that complements the Company's product offerings. Accordingly, the financial information presented reflects the combined financial position and operations of the Company and Mobility.Net for all dates and periods presented. The Company issued 1,579,294 shares of its common stock in exchange for all of the outstanding shares of Mobility.Net. Separate operating results of Mobility.Net were not material for all periods presented.

Note 6.      Series D Preferred Stock

     On April 5, 1999, the Company issued to Hewlett-Packard Company 1,626,016 shares of Series D, no par value, convertible preferred stock (the Preferred Stock D) for proceeds of $10,000,000. The Preferred Stock D automatically converted into common stock upon closing of the Company's initial public offering on June 29, 1999.

Note 7.      Initial Public Offering Registration

     In June of 1999 the Company completed an initial public offering in which it sold 5,000,000 shares of common stock at $15.00 per share which resulted in net proceeds to the Company of approximately $68.0 million, net of issuance costs of approximately $1.8 million. Upon closing of this offering all outstanding shares of the Company's convertible preferred stock automatically converted into common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock." Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

Overview

     Software.com is a leading developer and provider of scalable Internet infrastructure software applications. Our products and services are specifically designed to enable service providers to market Internet based services to businesses and consumers. To date, we have focused on developing carrier-scale, high performance messaging software applications for providers of Internet communications and services. We currently develop, market, sell, and support a variety of Internet standards-based messaging software to customers worldwide, including traditional telecommunications carriers, Internet service providers and wholesalers, cable-based Internet access providers, competitive local exchange telephone carriers, and Internet destination sites or portals. We have developed three product packages: InterMail Post.Office, InterMail Kx, and InterMail Mx, based on our software platform. These products allow our customers to provide a variety of advanced messaging services to their Internet-based consumer and business users. In March 1999, we introduced InterMail Kx, a product designed for fast-growing, medium-sized service providers.

     In March 1999, we entered into a marketing relationship with Hewlett-Packard and, in connection with this agreement, Hewlett-Packard made an investment in Software.com in April of 1999. In April 1999, we completed the acquisition of Mobility.Net Corporation, a California company incorporated in July 1996. Mobility.Net has developed an integrated Web mail and calendaring system using a Java-based technology platform that complements our product offerings. In June 1999 we released WebEdge(TM) Mail and Calendar, a Web-based email and calendaring server for small and medium sized service providers.

     We recognize revenue from sales of software upon delivery of a license key to the customer, provided that persuasive evidence of an arrangement exists, the license fee is fixed and determinable, and collection of the fee is considered probable. If the license agreement has a multi-year term, as is typical with an InterMail Mx contract, or the license fees are calculated based on variable measures, such as the number of mailboxes in use, we recognize revenue as the customer activates mailboxes on their system. When we enter into license agreements under which our revenues are based on a percentage of our customer's revenues, we recognize revenue as earned and reported by the customer. Revenues from sales to resellers are not recognized until the product is sold through to the end user and the license key is issued.

     Service revenue is composed of revenue from support and maintenance contracts as well as professional services and training. Revenues from support and maintenance contracts are recognized ratably over the term of the support and maintenance period. Substantially all of our InterMail Mx and InterMail Kx customers purchase support and maintenance throughout the terms of their contracts, which is generally paid on a quarterly basis. Although the majority of our InterMail Post.Office customers initially purchase an annual support and maintenance contract, a relatively small percentage of these customers renew the contracts after the first year. This is primarily due to the ease of use of the product and the customers' ability to purchase more economical "per-incident" support services. Consulting services revenues are primarily related to deployment services performed on a time-and-materials basis under separate service arrangements. We recognize revenues from consulting and training services using the percentage of completion method. When software and services are billed prior to the time the related revenue is recognized, deferred revenue is recorded.

     In a typical customer relationship, we receive software license revenue, support and maintenance revenue, and, in some cases, also receive professional services revenue. We recognize these three types of revenue at different stages of our customer relationship. Substantially all of our professional services are performed prior to the activation of mailboxes by the customer. As a result, we generally recognize revenue from professional services in advance of revenue from software license fees. If a customer has a large number of existing users, we typically see a large revenue contribution at the time the customer transfers existing user mailboxes to our software platform. After this transfer, the software license revenue primarily reflects the growth in the number of mailboxes. Support and maintenance revenue generally begins after installation of our software and also primarily reflects the growth in the number of mailboxes.

RESULTS OF OPERATIONS

    The following table sets forth our results of operations expressed as a percentage of revenues.


                                                       Three Months Ended     Six Months Ended
                                                            June 30,              June 30,
                                                      --------------------   ------------------
                                                        1999        1998       1999      1998
                                                      --------    --------   -------   --------
% of Total Revenues:
  Software licenses................................         58%        70%        60%       67%
  Services.........................................         42         30         40        33
                                                         -----      -----      -----     -----
Total revenues.....................................        100        100        100       100

Gross Margins:
  Software licenses................................         85         94         89        90
  Services.........................................         30         13         31        11
                                                         -----      -----      -----     -----
Gross Profit.......................................         62         70         66        64
Operating expenses:
  Sales and marketing..............................         47         38         46        42
   Research and development........................         35         34         35        38
   General and administrative......................         11         16         13        18
  Legal matter.....................................         (2)         -         (1)        -
                                                         -----      -----      -----     -----
Total operating expenses...........................         91         88         92        98
                                                         -----      -----      -----     -----
Loss from operations...............................        (29)       (18)       (26)      (34)
                                                         -----      -----      -----     -----
Net loss...........................................        (32)%      (19)%      (29)%     (35)%
                                                         =====      =====      =====     =====


     Software Licenses.   Software license revenue increased $902,000, or 21%,
from $4.3 million for the three months ended June 30, 1998 to $5.2 million in the same period in 1999. Software license revenue increased $2.9 million or 39% from $7.4 million for the six months ended June 30, 1998 to $10.3 million in the same period in 1999. The increase in software license revenue was primarily due to greater revenue from sales of our InterMail Kx product offerings (introduced in March 1999) which overlap to some extent with our Post.Office offerings. Both products are targeted at small and medium size service providers worldwide. Combined sales of InterMail Kx and Post.Office in the three months ended June 30, 1999 and the six months ended June 30, 1999 were 46% and 48% higher, respectively, than in the same periods in 1998.

     The largest contributor to software license revenue continues to be our InterMail Mx product offering, sales of which grew 7% in the three months ended June 30, 1999 over the same period in 1998. InterMail Mx product revenue increased $300,000 or 11% from $2.7 million for the three months ended March 31, 1999 to $3.0 million for the three months ended June 30, 1999. During the three months ended June 30, 1999 we had two large InterMail Mx customers migrate their existing subscriber base from some other software to our platform, compared to four large migrations in the same period in 1998. These migrations result in increased revenues for us as we receive a fee for each mailbox activated. While revenues from migrations were lower for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998, the overall revenue growth for the three months ended June 30, 1999 as compared to the same period in 1998 was related to incremental increases of activated mailboxes in our existing customer base.

     Services.    Services revenue is primarily derived from consulting
services, maintenance and support contracts, and training. Services revenue increased $2.0 million, or 111%, from $1.8 million for the three months ended June 30, 1998 to $3.8 million in the same period in 1999. Services revenue increased $3.2 million or 89% from $3.6 million for the six months ended June 30, 1998 to $6.8 million in the same period in 1999. The increase in services revenue for the three months and six months ended June 30, 1999 as compared to the same periods in 1998 was primarily due to a $1.1 million and $1.8 million increase, respectively, in support and maintenance contracts as our customer base grew, and an $899,000 and $1.4 million increase, respectively, in professional services as the number of professional services engagements increased. As a percentage of total revenues, services revenue increased to 42% in the three months ended June 30, 1999 from 30% in the same period in 1998. As a percentage of total revenues, services revenue increased to 40% for the six months ended June 30, 1999 from 33% in the same period in 1998. These increases are primarily related to support and maintenance from ongoing and new contracts as well as an increased number of professional services engagements associated with new and existing contracts. We expect services revenue as a percentage of total revenues to increase as the expected number of professional services engagements and support and maintenance contracts related to new and existing contracts increases.

     Cost of Software License Revenue.    Cost of software license revenue
consists primarily of the salaries and related costs for our documentation department, the production of documentation for our InterMail products, and the cost of third party products integrated into our products or resold by us. Cost of software license revenue increased $493,000, or 181%, from $273,000 for the three months ended June 30, 1998 to $766,000 in the same period in 1999. The increase was primarily due to the fact that in the three months ended June 30, 1999, we resold a third party database to three of our InterMail Mx customers, and the cost of that software was included in cost of software license revenue in that quarter. In the three months ended June 30, 1998, we did not resell any third-party software, and did not have the associated costs. Cost of software license revenue increased $385,000, or 51%, from $757,000 for the six months ended June 30, 1998 to $1.1 million in the same period in 1999. The increase was due primarily to the fact that during the six months ended June 30, 1999, we resold a third party database to three of our InterMail Mx customers, as compared to one customer in the same period in 1998.

     Cost of Services Revenue.    Cost of services revenue includes salaries and
related costs of our consulting services and customer support organizations, cost of third parties contracted to provide consulting services to our customers, and an allocation of our facilities and depreciation expenses. Cost of services revenue increased $1.1 million, or 69%, from $1.6 million for the three months ending June 30, 1998 to $2.7 million in the same period in 1999. Cost of services increased $1.5 million, or 46%, from $3.2 million for the six months ending June 30, 1998 to $4.7 million in the same period in 1999. The increases in cost of services was primarily due to an increase in our consulting and support organizations from 30 employees at June 30, 1998 to 55 employees at June 30, 1999 to support our larger customer base. The improvement in gross margin on services revenue of 30% for the three months ended June 30, 1999 as compared to 13% for the same period in 1998 was substantially attributable to improved margins on support and maintenance contracts.

     Sales and Marketing.    Sales and marketing expense consists primarily of
salaries and benefits of our sales, marketing, product management and business development organizations, sales commissions, marketing programs, and an allocation of our facilities and depreciation expenses. Sales and marketing expense increased by $2.0 million, or 82%, from $2.3 million for the three months ended June 30, 1998 to $4.3 million in the same period in 1999. Sales and marketing expense increased by $3.2 million, or 70%, from $4.6 million for the six months ended June 30, 1998 to $7.8 million in the same period in 1999. The increase in sales and marketing expense was due to growth in our global sales organization. The total number of employees in the sales and marketing organization increased from 40 at June 30, 1998 to 67 at June 30, 1999. We expect our sales and marketing expenses will increase in absolute dollars in future periods due to the planned expansion of our international sales and marketing operations.

     Research and Development.     Research and development expense consists
primarily of salaries and benefits of our engineering and quality assurance organizations, and an allocation of our facilities and depreciation expenses. Research and development expense increased by $1.1 million, or 52%, from $2.1 million for the three months ended June 30, 1998 to $3.2 million in the same period in 1999. Research and development expense increased by $1.7 million, or 40%, from $4.2 million for the six months ended June 30, 1998 to $5.9 million in the same period in 1999. The increase in research and development expense was primarily due to an increase in our development organization from 58 employees at June 30, 1998 to 87 employees at June 30, 1999. We believe continued investment in research and development is essential to our future success and we expect our research and development expenses to increase in absolute dollars in future periods.

     General and Administrative.    General and administrative expense consists
primarily of salaries and benefits of our finance, human resources and legal services organizations, third party legal, accounting, and other professional services fees, and an allocation of our facilities and depreciation expenses. General and administrative expense increased by $44,000, or 5%, from $973,000 for the three months ended June 30, 1998 to $1.0 million in the same period in 1999. General and administrative expense increased by $263,000, or 14%, from $1.9 million for the six months ended June 30, 1998 to $2.2 million in the same period in 1999. The increase in general and administrative expense was primarily due to increased fees for accounting and legal services. The increase in general and administrative expense for the six months ended June 30, 1999 was related to increased fees for accounting and legal services and one-time relocation costs for a key executive hired in February 1999. We expect general and administrative expenses to increase in absolute dollars in future periods as we continue to build our infrastructure.

     Legal Matter.    In 1997 we accrued for an asserted claim related to a
minimum royalty obligation of $1 million purportedly owed by us under a licensing agreement with a third party technology partner. In February 1999, we and the third party entered into an agreement to settle all outstanding claims. Under the settlement agreement, we agreed to pay the third party a minimum of $400,000, with a contingent obligation to pay an additional $200,000 if we did not take certain actions prior to December 31, 1999. Those actions were taken in the second quarter of 1999, resulting in the satisfaction of the remaining obligation. This matter is now completely resolved.

     Other Income (Expense).    Other income (expense) consists primarily of
interest expense associated with our credit facility and interest income. Total other income (expense) increased $73,000, or 122%, from $60,000 for the three months ended June 30, 1998 to $133,000 in the same period in 1999. The increase was primarily related to an increase in foreign currency transaction costs.

     Provision for Income Taxes.   For the three months ended June 30, 1999, we
had a tax provision of $78,000 related to foreign withholding and income taxes.


Liquidity and Capital Resources

     We have funded our operations primarily through the private placement of equity securities and the initial public offering of shares, which have raised net proceeds of approximately $110.0 million to date, and through a bank line of credit. At June 30, 1999, our principal sources of liquidity included approximately $71.5 million of cash and cash equivalents, $2.9 million of short-term investments, and a bank credit facility. This credit facility provides for a total line of credit not to exceed the lesser of $15.0 million (of which we may draw down up to $2.5 million as an equipment acquisition loan), or an amount based on certain receivables collection criteria. As of June 30, 1999,we had borrowed $546,000 and an additional $14.5 million was available under this credit facility. Borrowings under this line of credit bear interest at prime rate plus 1.5% and borrowings under the equipment acquisition loan bear interest at prime rate plus 1.75% and all borrowings are secured by substantially all of our assets. The credit facility includes financial and reporting covenants and expires on August 31, 2000. Approximately $7.1 million of the net proceeds from our initial public offering were used to pay down this credit facility.

     Net cash used in operations for the six months ended June 30, 1998 and 1999 was $3.8 million and $4.5 million, respectively. Cash used in operating activities for the six months ended June 30, 1998 was primarily due to our net loss of $3.9 million and an increase in accounts receivable of $1.3 million, partially offset by an increase in accounts payable of $1.1 million. Cash used in operating activities for the six months ended June 30, 1999 was primarily due to our net loss of $4.9 million and an increase in accounts receivable of $2.0 million, partially offset by an increase in accounts payable of $2.0 million.

     Net cash used in investing activities was $3.4 million for the six months ended June 30, 1999 as compared to net cash provided of $247,000 in the same period in 1998. The change from 1998 to 1999 was primarily due to the purchase of $3.0 million in short-term investments.

     Net cash provided by financing activities increased $73.8 million from $207,000 for the six months ended June 30, 1998 to $74.0 million in the same period in 1999. The increase from 1998 to 1999 resulted primarily from proceeds from the sale of common stock of $69.0 million in June 1999 as part of our initial public offering and $10.0 million of convertible preferred stock (Series
D) in April 1999, offset by the partial repayment of our note payable to a bank of $7.1 million. Cash provided by financing activities for the six months ended June 30, 1998 was primarily related to the exercise of stock options and proceeds from notes payable to a bank in the amounts of $261,000 and $120,000.


Year 2000 Readiness Disclosure

Background

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with these Year 2000 requirements. The use of software and computer systems that are not Year 2000 ready could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

State of Readiness

     We have instituted a Year 2000 Program Plan to address Year 2000 consequences that may materially affect us. Our Program Plan consists of six, sometimes concurrent, phases: (1) inventory, (2) prioritization, (3) assessment,
(4)contingency planning, (5) remediation, and (6) monitoring and status reporting.

     We began taking preliminary inventory, prioritization and assessment steps in the first quarter of 1998. To date, we have substantially completed our inventory, prioritization and assessment phases. We have identified and inventoried core business functions and their components, including our own products and integrated third-party software, hardware, software, embedded systems, critical business partnerships and external infrastructure services. We defined and assigned preliminary criticality ratings to each of the inventoried components and substantially completed the validation of our inventory and prioritization processes during the second quarter of 1999. No assurances can be made that the inventory or prioritization process will not be redefined at a later date as we continue to monitor and refine our plans and goals.

     Assessment of the various inventoried items has included documentation and review of the Year 2000 compliance status of third-party vendors and suppliers of our hardware, software and embedded systems, business partners, and external infrastructure services. We have received assurances from most of our key hardware and software suppliers and partners that their products and services are Year 2000 compliant or that they are also progressing through Year 2000 compliance programs of their own. We will either test products and services that are not yet compliant or work with the suppliers to gain assurances that we can rely upon their products and services. For the components of our operations that are deemed most critical, we are validating these assessments and accordingly may reevaluate our scheduling and resource allocations as needed.

     Currently, our own quality assurance personnel are testing our products that are used by a substantial majority of our customers. Additionally, we have enlisted outside consultants to review and advise upon our testing methods, but we have not secured outside, independent testing services. Our products interoperate with and depend upon other software, hardware and firmware for data, including date-related data. Based on our testing to date, we believe that our products, when interoperating with Year 2000 compliant software, hardware and firmware, are able to manage and manipulate date-related data in a Year 2000 compliant manner.

     We are a comparatively new enterprise, and, accordingly, the majority of the software and hardware we use to manage our business was purchased or developed by us within the last 24 months. While this fact pattern does not uniformly protect us against Year 2000 exposure, we believe we gain some mitigation from the fact that the information technology we use to manage our business is not based upon legacy hardware and software systems. Legacy systems are hardware and software systems that were developed in previous decades when there was less awareness of Year 2000 issues. Generally, hardware and software design within the current decade and the past several years in particular has given greater consideration to Year 2000 issues. However, we have determined that our financial reporting system requires an update to be Year 2000 compliant and we intend to make the system compliant through an upgrade to be completed by the end of the third quarter of 1999. Until completion of the assessment phase, we will not be able to completely evaluate whether contingency plans are warranted or what other components of our systems need to be remediated through replacement or revision. We expect to complete assessment and any necessary remediation by the third quarter of 1999.

     We have also applied program management practices by monitoring and status reporting on the progress of our Year 2000 Program. There is a program manager assigned to monitor and remind various staff of deadlines and status report due dates, as well as to keep all staff synchronized. Monitoring and status reporting is an ongoing phase throughout the life of the program.

Costs

     To date, we have not incurred significant incremental costs in order to comply with Year 2000 requirements for our products or internal systems. We have incurred costs of approximately $30,000 for Year 2000 consulting provided by an independent third party. We do not believe that we will incur significant incremental costs in the foreseeable future except for costs associated with the remediation and independent testing of various components of our systems, which we do not currently believe will exceed an additional $70,000. However, we cannot be sure that Year 2000 issues will not be discovered in our products or internal software systems and, if any issues are discovered, we cannot be sure that the costs of making such products and systems Year 2000 ready will not harm our business, operating results, and financial condition.

Risks

     Our customers and we rely heavily upon information technology systems and the Internet to conduct our businesses and internal operations. Our customers' success in maintaining Year 2000 compliance is significant to our ability to generate revenues and execute our business plan. We cannot be sure that any other software application, database software or computer hardware of our customers which interfaces with our products (and which may be necessary in order to use our products) is Year 2000 ready. We also cannot be sure that implementations of our products on our customers' systems are, or will be, Year 2000 ready. Interruptions in our customers' services and on-line activities caused by Year 2000 problems could harm our revenues to the extent that any interruptions limit or delay our customers' ability to provide messaging services to end users. Year 2000 complications may disrupt the operations, viability, or commercial acceptance of the Internet generally, which also could harm our business, operating results and financial condition. A significant percentage of our customers are located overseas and we believe that the level of Year 2000 readiness may be lower in these areas. Accordingly, our overseas customers may have greater risks of Year 2000 problems.

     If we, our customers, our providers of hardware and software, or external infrastructure providers fail to remedy any Year 2000 issues, our business and internal operations could be interrupted and our reputation, business, operating results, and financial condition could suffer. We would consider an interruption of our business and internal operations to be the most reasonably likely unfavorable result of any failure by us, or failure by the third parties upon which we rely, to achieve Year 2000 compliance.

     Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of lawsuits regarding Year 2000 compliance issues against other software vendors. Because we are in the business of selling software products, our risk of being subjected to lawsuits relating to Year 2000 issues with our software products is likely to be greater than that of companies in other industries. Because computer systems may involve hardware, firmware and software components from different manufacturers, it may be difficult to determine which component in a computer system may cause a Year 2000 issue. As a result, we may be subjected to Year 2000 related lawsuits independent of whether our products and services are Year 2000 ready. Any Year 2000 related lawsuits, whether or not determined in our favor or settled by us, may be costly and may divert the efforts and attention of our management from normal business operations. The impact of any Year 2000 related lawsuits cannot be determined at this time.

Contingency Plans

     Presently, we believe we are unable to reasonably estimate the duration and extent of any disruptions that may be due to Year 2000 issues, or quantify the effect that it may have on our future revenues. We have yet to develop a comprehensive contingency plan to address the issues that could result from any disruption due to Year 2000 issues. We are prepared to develop a comprehensive contingency plan if our ongoing assessment leads us to conclude we have significant exposure based upon the likelihood of a disruption due to Year 2000 issues. Responses received from all third-party vendors and service providers will be taken into account in determining the need for and nature and extent of any contingency plans. We intend to develop any required contingency plan by the end of the third quarter of 1999.

Additional Risk Factors That Could Affect Operating Results and Market Price of Stock

Our future revenues are unpredictable and we expect our quarterly operating results to fluctuate, which could cause our stock price to decline

     We cannot accurately forecast our revenues in any given period as a result of our limited operating history, the emerging nature of the markets in which we compete and our reliance on a small number of products and large customers. Our revenues could fall short of our expectations if we experience delays in signing new customer accounts or cancellation of one or more current or new customer accounts. A number of factors are likely to cause fluctuations in our operating results, including:

     . the volume and timing of mailbox activation by our InterMail Mx service provider customers;

     . the length of our sales and product deployment cycles for our InterMail products;

     . our ability to attract and retain customers in new markets, including Europe and Asia;

     . our continuing dependence on the InterMail line of products and related services for all of our revenues;

     .   our dependence on a small number of large customers;

     .   our dependence on continued growth of the service provider market;

     .   any delays in our introduction of new products or enhancements;

     . the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

     . the announcement or introduction of new or enhanced products or services by our competitors;

     . adverse customer reaction to technical difficulties or "bugs" in our software;

     . the growth rate and performance of the Internet in general and of Internet messaging in particular;

     .   the volume of sales by our distribution partners and resellers;

     . any slowdown in software and systems spending or in general business expansion by service providers in the latter part of 1999 and the beginning of 2000 in connection with Year 2000 issues; and

     .   our pricing policies and those of our competitors.

     Due to the foregoing factors, our quarterly operating results have fluctuated significantly and we expect that future operating results will be subject to similar fluctuations. Our revenue from large-scale installations of our software depends heavily on the customers' timing of deployment of our software, the migration of their installed base of users to our software platform, and the rate of growth of their customer base. Accordingly, a delay in a deployment past the end of a particular quarter could negatively impact our results of operations for that quarter. It is possible that in future quarters our operating results could fall below the expectations of public market analysts or investors. In this event, the price of our common stock may fall.

     We plan to significantly increase our operating expenses to expand our international sales and marketing operations and fund greater levels of research and development. Our operating expenses, which include sales and marketing, research and development, and general and administrative expenses, are based on expectations of future revenues and are relatively fixed in the short term. If revenues fall below our expectations and we are not able to quickly reduce our spending in response, our business, financial condition, and operating results will suffer. Accordingly, period-to-period comparisons of our operating results are not a good indication of our future performance. It is possible that our operating results in some quarters will not meet the expectations of stock market analysts and investors. In that event, our stock price would probably decline.

Variations in the time it takes to sell, deploy and activate mailboxes using our InterMail Mx product may cause fluctuations in our operating results, which could cause our stock price to decline

     Variations in the length of our sales and deployment cycles for InterMail Mx could cause our revenue, and thus our business, financial condition and operating results, to fluctuate widely from period to period. Our customers generally take a long time to evaluate our InterMail Mx product, and many people are involved in the evaluation process. We expend significant resources educating and providing information to our prospective customers regarding the use and benefits of InterMail Mx. Even after the purchase, our customers tend to integrate InterMail Mx into their existing systems slowly and deliberately. The timing of the deployment depends upon: .

     . the efforts of our professional services staff;

     . the geographic disbursement of the customer's hardware;

     . the complexity of the customer's network and the resulting degree of hardware configuration necessary to deploy InterMail Mx on their system;

     . the internal technical capabilities of the customer;

     . the customer's budgetary constraints; and

     . the stability and sophistication of the customer's current messaging system.

     Because of the number of factors influencing the sales and deployment processes, the period between our initial contact with a new customer and the time when we begin to recognize revenue from that customer varies widely in length. Our sales cycles for InterMail Mx typically range from six months to a year, and our software deployment cycles typically range from three to six months thereafter, although occasionally these cycles can be much longer. During these cycles, we commit substantial resources in advance of receiving any revenue.

     In addition, the amount of revenue that we are able to recognize in any given period depends on how quickly our customers activate new mailboxes and report the activation of those new mailboxes to us. Under our InterMail Mx license agreements, our customers typically pay us a fee for each new user account, or "mailbox," they activate using InterMail Mx. We recognize revenue from these agreements when our customer reports its mailbox activations to us or we otherwise learn of such activations. Customers typically report activations on a quarterly basis after they have completed a deployment of InterMail Mx. Because we charge our customers only for activating "new" mailboxes, a customer can reassign a lost subscriber's mailbox to a new subscriber without having to pay us a fee. We cannot control how quickly our customers activate new mailboxes. The primary factors affecting the timing are the ability of our customers to retain subscribers and grow their subscriber bases by attracting end users to their online services, and their willingness to promote InterMail Mx messaging services with their subscribers. Mailbox activations and the associated revenue may be concentrated in a particular quarter and, as a result, our revenue for a particular quarter is not a good indication of our future revenue. Our revenues may fluctuate widely from period to period depending on the timing of our customers' activation of new mailboxes, and any delay in or failure by our customers to activate new mailboxes will harm our business, financial condition, and operating results.

     In addition, we base our quarterly revenue projections, in part, upon our expectations of how many mailboxes our InterMail Mx customers will activate in that quarter. Because the timing of mailbox activation is outside of our control, it is often difficult for us to make accurate forecasts. If our expectations, and thus our revenue projections, are not accurate for a particular quarter, our actual operating results for that quarter could fall below the expectations of analysts and investors.

Because we have a limited operating history, it may be difficult for you to evaluate our business and prospects

     We have only a limited operating history, which makes it difficult for investors to predict our future operating performance. When making your investment decision, you should consider the risks, expenses, and difficulties that we may encounter as a young company in a rapidly evolving market. These risks include our ability to:

     .  expand our sales and marketing activities;

     .  expand our customer base;

     .  develop and introduce new products and services;

     .  identify and integrate acquisitions; and

     .  compete effectively.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks.

We have a history of losses and we expect future losses

     We have a history of losses, and we may not achieve or sustain profitability. We have historically invested heavily in our sales and marketing efforts and in technology research and development. We expect to continue to spend substantial resources on developing and introducing new software products and on expanding our sales and marketing activities, particularly in Europe and Asia. As a result, we need to generate significant revenues to achieve and maintain profitability. We expect that our sales and marketing expenses, research and development expenses, and general and administrative expenses will continue to increase in absolute dollars and may increase as percentages of revenues.

     We incurred net losses of approximately $20.1 million for the period from July 1994 through December 31, 1998. As of June 30, 1999, we had an accumulated deficit of approximately $27.2 million. Although our revenues have grown significantly in recent quarters, we may not be able to sustain these growth rates or obtain sufficient revenues to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability in the future. Our failure to achieve and maintain profitability could adversely affect our stock price.

We depend on a small number of customers for most of our revenues, and our business, financial condition, and operating results could be harmed by a decline or delay in revenue from these customers

     We have generated a significant portion of our revenues from a limited number of customers. We expect that a small number of customers will continue to account for a significant portion of revenues for the foreseeable future. Our target market is made up only of service providers, which constitute only a small portion of all users of messaging solutions. As a result, if we lose a major customer, or if there is a decline in usage, or if there is a downturn in the service provider industry, our business, financial condition, and operating results will suffer. In the year ended December 31, 1998, GTE Internetworking Services accounted for approximately 12% of our revenue, and our top ten clients accounted for approximately 56% of our revenue. For the three and six months ended June 30, 1999 we had no customer that accounted for 10% or greater of our total revenues. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will continue to generate revenues for us in any future period.

We must overcome significant and increasing competition in order to continue our growth

     The market for Internet standards-based messaging products and services is intensely competitive, and we expect it to become increasingly so in the future. We compete in our core service provider market with many software providers. We also compete against messaging solutions based on public domain software that is developed internally by service providers principally on the basis of performance, features and price. We compete to a more limited extent with providers of messaging applications designed for the enterprise market. Our current competitors in the service provider market include Netscape and Sun Microsystems, which has agreed to acquire many of Netscape's software operations. We also compete with Microsoft whose current product was developed for the enterprise market but is sold to some service providers. We believe that competition will intensify as our current competitors increase the sophistication of their offerings and as new market participants, including providers of "outsourced" e-mail solutions, also known as wholesalers, enter the market. Many of our current and future competitors have longer operating histories, larger installed customer bases, greater brand recognition, and significantly greater financial, marketing and other resources than we do. In addition, these competitors may benefit from existing strategic and other relationships with each other or with our current customers. We must respond quickly and effectively to the new products, services, and enhancements offered by our competitors in order to continue our growth.

Microsoft and other competitors possess many competitive advantages over us that present risks to the sales of our products

     Microsoft and Lucent Technologies, among others, are well-positioned to become increasingly competitive in our core service provider messaging market. We believe that Microsoft is currently in the process of developing electronic messaging software to compete more directly in our core service provider market. Because of its dominance in other software markets, Microsoft has many competitive advantages over us. For example, Microsoft could incorporate electronic messaging technology into its Web browser software, its client operating system or email interface, or its server software offerings, possibly at no additional cost to service providers or end users. In addition, Microsoft may promote technologies and standards that are not compatible with our technology, or that are less compatible with our technology than competitive products offered by Microsoft. We believe that Microsoft's increasing presence in the electronic messaging software industry will dramatically increase competitive pressure in the market, leading to increased pricing pressure and longer sales cycles. These competitive pressures may force us to reduce the prices of our products, and may also materially reduce our market share. In addition, Lucent Technologies could be a formidable competitor in the Internet voicemail market because it owns Octel, a voicemail provider, and because it owns a proprietary access server for the conversion of voice to data. If we are unable to compete effectively with Microsoft, Lucent Technologies or other emerging competitors, our business, financial condition, and operating results will suffer.

Our new InterMail Kx product may not be accepted by the market, and its introduction may interfere with sales of our other products

     If our target customers do not widely adopt and purchase InterMail Kx, our business, financial condition, and operating results will suffer. Our software licenses revenue have been derived primarily from the sale of our InterMail Post.Office and InterMail Mx products. We introduced our InterMail Kx product in March 1999, and our future growth depends in part on the commercial success of this product. Although we have tested InterMail Kx prior to making it available to customers, we cannot be certain that we have discovered and corrected all significant performance errors. We are initially targeting service providers with 25,000 to 250,000 subscribers for our InterMail Kx product. Several other software vendors, including Microsoft, Netscape and Sun Microsystems, offer messaging products to service providers of this size. These service providers may not choose our InterMail Kx product for technical, cost, support, or other reasons.

     Competition from InterMail Kx could have a negative effect on our sales of InterMail Post.Office or InterMail Mx, or the prices we could charge for these products. We currently have several licenses for our InterMail Post.Office product with service providers that have more than 25,000 subscribers and we have licensed our InterMail Mx product to service providers with fewer than 250,000 subscribers. Accordingly, InterMail Kx may compete to some extent with our other products. We may also divert sales and marketing resources from InterMail Post.Office in order to successfully launch and promote InterMail Kx. This diversion of resources could have a further negative effect on our sales of InterMail Post.Office. If our revenues from InterMail Kx are not sufficient to compensate for the effect of any decrease in sales or prices of our other products, our business, financial condition, and operating results will suffer.

Our acquisition strategy could cause financial or operational problems

     Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands, and competitive pressures. To this end, we may acquire new and complementary businesses, products, or technologies, instead of developing them ourselves. We do not know if we will be able to complete any acquisitions or that we will be able to successfully integrate any acquired business, operate them profitably, or retain their key employees. For example, we completed the acquisition of Mobility.Net Corporation in April 1999. Integrating Mobility.Net or any other newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business, and could distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private financings. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that results in dilution to our stockholders. If we are unable to integrate Mobility.Net or any other newly acquired entities or technologies effectively, our business, financial condition, and operating results would suffer. In addition, any amortization of goodwill or other assets, or other charges resulting from the costs of acquisitions could harm our business, financial condition, and operating results.

Our expanding international operations are subject to significant uncertainties in addition to those we face in domestic markets

     For the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998, approximately 48%, 30%, 50% and 25% of our total revenues, respectively were attributable to customers outside of North America. If our revenues from international operations, and particularly from our operations in the countries and regions on which we have focused our spending, do not exceed the expense of establishing and maintaining these operations, our business, financial condition, and operating results will suffer. We recently began to invest significant financial and managerial resources to expand our sales and marketing operations in international markets, and we must continue to do so for the foreseeable future in order to succeed in these markets. In particular, we are making significant expenditures on expansion in Europe and Asia, including the localization of our products for use in these regions, and we expect these expenditures to continue or increase. We are expending the most resources in the countries and regions that we think will be the most receptive markets for our products. We have only limited experience in international operations, and we may not be able to capitalize on our investment in these markets. In this regard, we face certain risks inherent in conducting business internationally, including:

     .  fluctuations in currency exchange rates;

     . problems caused by the ongoing conversion of various European currencies into a single currency, the Euro;

     .  any imposition of currency exchange controls;

     . unexpected changes in regulatory requirements applicable to the Internet or our business;

     . difficulties and costs of staffing and managing international operations;

     .  differing technology standards;

     . difficulties in collecting accounts receivable and longer collection periods;

     . seasonal variations in customer buying patterns or electronic messaging usage;

     .  political instability or economic downturns;

     .  potentially adverse tax consequences; and

     . reduced protection for intellectual property rights in certain countries.

Any of these factors could harm our international operations and, consequently, our business, financial condition, and operating results.

The loss of any of our senior management or key personnel could harm our business, financial condition, and operating results

     Our success depends on the skills, experience and performance of our senior management and certain other key personnel, some of whom have worked together for only a short period of time. We do not have employment agreements with any of our senior management or other key personnel, and their employment is at will. The loss of the services of any of our senior management or other key personnel could harm our business, financial condition, and operating results.

If we are unable to attract and retain highly skilled employees, our financial and operational results may suffer

     Our success depends on our ability to recruit, integrate, retain, and motivate highly skilled sales and marketing, engineering, and quality assurance personnel. In particular, our ability to attract and retain qualified sales management personnel is critical to the success of our planned expansion in Europe and Asia. Competition for these people in the Internet messaging industry is intense, and we may not be able to successfully recruit, train, or retain qualified personnel. If we fail to retain and recruit necessary sales and marketing, engineering, and quality assurance personnel, our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer, and this could harm our business, financial condition, and operating results.

We must adapt to rapid changes in technology and customer preferences in order to remain competitive

     The Internet messaging industry is characterized by rapidly changing technology, changes in customer and end user requirements and preferences, and evolving industry standards and practices that could render our software products obsolete. Our success depends on our ability to enhance our existing messaging platform and products on a timely basis and to develop new products that address the increasingly sophisticated and varied needs of our customers and their end users. We must accurately forecast the features and functionality required by our target customers and end users in order to continually improve our products. For example, in response to customer and end user demand, we have recently developed for some of our products a voicemail feature based on Internet standards that govern data transmission and receipt, known as Internet Protocol or "IP." The development of proprietary technology and product enhancements has required, and will continue to require, substantial expenditures and lead-time, and we may not always be able to keep pace with the latest technological developments. If we cannot, for technical, legal, financial, or other reasons, adapt our products to changing customer or end user requirements or industry standards in a cost-effective and timely fashion, or if any new product, enhancement, or feature, including InterMail Kx, IP voicemail, or Web-applications technology acquired in the Mobility.Net acquisition such as WebEdge Mail and Calendar, is not favorably received and accepted by customers and end users, our business, financial condition, and operating results will suffer.

Our software products may have unknown defects, which could harm our reputation or impede market acceptance of our products

     Despite testing by us, defects have in the past and may in the future occur in our software. Complex software like ours is difficult to integrate with customers' existing systems and often contains errors or defects, particularly when first introduced or when new versions or enhancements are released. Although we conduct extensive testing, we may not discover software defects that affect our current or new products, including our InterMail Kx and IP voicemail products, or Web-applications technology acquired in the Mobility.Net acquisition such as WebEdge Mail and Calendar, until after they are sold. We also experience difficulty in deploying software at our customer's sites due to its complex nature. Any defect in other software or hardware with which our software interacts could be mistakenly attributed to our software by our customers or their end users. These defects or perceptions of defects could cause our customers and their end users to experience service interruptions. Because our customers depend on our software to provide critical services to their end users, any service interruptions could damage our reputation or increase our product development costs, divert our product development resources, cause us to lose revenue, or delay market acceptance of our products, any of which could harm our business, financial condition, and operating results.

The rapid growth of our operations could strain our resources and harm our business, financial condition, and operating results

     Our recent growth has placed and will continue to place a significant strain on our management systems, infrastructure, and resources. We are increasing the scope of our operations and our customer base domestically and internationally, and we have recently increased our headcount substantially. From December 31, 1997 to June 30, 1999 our total number of employees increased from 144 to 257. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train, and manage our workforce worldwide. We expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. Any failure to expand any of the foregoing areas efficiently and effectively could harm our business, financial condition and operating results. In addition, there can be no assurance that our business will continue to grow at historical rates.

Our business depends on continued growth in use and improvement of the Internet

     The infrastructure, products, and services necessary to maintain and expand the Internet may not be developed, and the Internet may not continue to be a viable medium for secure and reliable personal and business communication, in which case our business, financial condition, and operating results would be harmed. Because we are in the business of providing electronic messaging software, our future success depends on the continued expansion of, and reliance of consumers and businesses on, the Internet for communications. The Internet may not be able to support an increased number of users or an increase in the volume of data transmitted over it. As a result, the performance or reliability of the Internet in response to increased demands will require timely improvement of the high speed modems and other communications equipment that form the Internet's infrastructure. The Internet has already experienced temporary outages and delays as a result of damage to portions of its infrastructure. The effectiveness of the Internet may also decline due to delays in the development or adoption of new technical standards and protocols designed to support increased levels of activity and due to the transmission of computer viruses.

Future sales of our common stock may depress our stock price

     If our stockholders sell a substantial number of our shares in the public market during a short period of time, our stock price could decline significantly. As of July 30, 1999, we had 40,792,476 shares of common stock outstanding. Of these, 6,935,650 shares, or approximately 17% of the outstanding shares, were available for sale on the public markets. The remaining 33,856,826 shares of common stock held by existing stockholders are "restricted shares," as that term is defined in Rule 144 under the Securities Act of 1933, as amended. The 33,856,826 restricted shares are subject to lock-up agreements or other contractual restrictions providing that the stockholder will not offer, sell, contract to sell or otherwise dispose of the shares, for a period of 180 days after June 23, 1999, without the prior written consent of Credit Suisse First Boston Corporation. As a result of these lock-up agreements and other contractual restrictions, and unless Credit Suisse First Boston elects to remove the restrictions at an earlier date, none of these shares will be resellable until 181 days after June 23, 1999.

     Beginning 181 days after June 23, 1999, approximately 30,050,817 restricted shares will be eligible for sale in the public market, all of which are subject to volume limitations under Rule 144, except approximately 15,682,083 shares eligible for sale under Rule 144(k) and 762,213 shares eligible for sale under Rule 701. Under Rule 144(k), a person who is not deemed to have been an affiliate of ours at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, including the holding period of any prior owner except an affiliate, is entitled to sell such shares without complying with the manner of sale, public information, volume limitation, or notice provisions of Rule 144. In addition, as of July 30, 1999, 2,629,620 shares of our common stock were subject to vested stock options, 6,344,993 were subject to unvested stock options, and 809,585 remained available for grant under our stock plans. Those options, as well as warrants to purchase 866,903 shares of common stock, are also subject to lock-up agreements for a period of 180 days after June 23, 1999. Credit Suisse First Boston Corporation may, in its sole discretion and at any time without notice, release any portion of the securities subject to lock-up agreements or other contractual restrictions. Sales of substantial amounts of our common stock in the public market after the restrictions lapse could adversely affect the prevailing market price and our ability to raise equity capital in the future.

Problems related to the Year 2000 could harm our products or our reputation, or cause our customers to decrease spending on our products and services

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or errors that could harm our business.

     We are in the process of assessing our Year 2000 readiness and are investigating and performing testing to determine whether our software products are Year 2000 compliant. Our software products operate in complex network environments, including the Internet, and directly and indirectly interact with a number of other hardware and software systems. Despite preliminary investigation and testing by us and our customers and partners, our software products and the underlying systems and protocols running our products may contain errors or defects associated with Year 2000 date functions. We are unable to predict to what extent our business may be affected if our software or the systems that operate in conjunction with our software, including the Internet, experience a Year 2000 failure. Known or unknown errors or defects that affect the operation of our software could result in delays or losses of revenue, interruptions of email service, cancellations of contracts by our customers, diversions of our development resources, damage to our reputation, increased service and warranty costs, and litigation costs, any of which could harm our business, financial condition, and operating results.

     If the performance of our software is adversely affected by Year 2000 problems in our customers' hardware or software programs with which our software interacts, our customers or their end users may mistakenly believe that these problems were caused by our software. These customers and end users could react by demanding extensive technical support from us or by filing suit against us, either of which would cause a significant diversion of our management and financial resources. Regardless of whether we experience Year2000 problems, service providers and enterprises may reduce their spending on software, systems, and related services during the latter part of 1999 and the beginning of 2000 in connection with actual or anticipated Year 2000-relatedproblems. Any reduction in software, systems and related services spending could impede our ability to attract new customers and harm our business, financial condition, and operating results.

Our intellectual property or proprietary rights could be misappropriated, which could force us to become involved in expensive and time-consuming litigation

     Our ability to compete and continue to provide technological innovation is substantially dependent upon internally developed technology, including the entire InterMail product line. We rely on a combination of copyright, trade secret, and trademark law to protect our technology, although we believe that other factors such as the technological and creative skills of our personnel, new product developments, frequent product and feature enhancements, and reliable product support and maintenance are more essential to maintaining a technology leadership position. We currently do not have any patents issued or pending.

     We generally enter into confidentiality and nondisclosure agreements with our employees, consultants, prospective customers, licensees, and corporate partners. In addition, we control access to and distribution of our software, documentation, and other proprietary information. Except for certain limited escrow arrangements, we do not provide third parties with access to the source code for our products. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Effectively policing the unauthorized use of our products is time-consuming and costly, and there can be no assurance that the steps taken by us will prevent misappropriation of our technology, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

If others claim that our products infringe their intellectual property rights, we may be forced to seek expensive licenses, reengineer our products, engage in expensive and time-consuming litigation, or stop marketing our products

     We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. However, we do not regularly conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. There are many issued patents as well as patent applications in the electronic messaging field. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products. In addition, our competitors and other companies as well as research and academic institutions have conducted research for many years in the electronic messaging field, and this research could lead to the filing of further patent applications. If we were to discover that our products violated or potentially violated third party proprietary rights, we might not be able to obtain licenses to continue offering those products without substantial reengineering. Any reengineering effort may not be successful, nor can we be certain that any licenses would be available on commercially reasonable terms.

     Substantial litigation regarding intellectual property rights exists in the software industry, and we expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of software products in different industry segments overlaps. Any third-party infringement claims could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product and service delays or require us to enter into royalty or licensing agreements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, financial condition, and results of operations.

The geographic dispersement of our senior management could impede their ability to communicate effectively

     Our senior management and key personnel are based in several different offices, which makes coordination of projects more difficult. For example, John MacFarlane, our Chief Executive Officer, and John Ingalls, our Chief Financial Officer, are based at our headquarters in Santa Barbara, California, while Valdur Koha, our President, and John Poulack, our Senior Vice President, Operations, are based at our office in Lexington, Massachusetts. The geographic dispersement of our senior management team and key personnel could impede their ability to communicate effectively or work together efficiently, either of which could harm our business, financial condition, and operating results.

The security provided by our messaging products could be breached, in which case our reputation, business, financial condition, and operating results could suffer

     The occurrence or perception of security breaches could harm our business, financial condition, and operating results. A fundamental requirement for online communications is the secure transmission of confidential information over the Internet. Third parties may attempt to breach the security provided by our messaging products, or the security of our customers' internal systems. If they are successful, they could obtain confidential information about our customers' end users, including their passwords, financial account information, credit card numbers, or other personal information. Our customers or their end users may file suits against us for any breach in security. Even if we are not held liable, a security breach could harm our reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of our products. Despite our implementation of security measures, our software is vulnerable to computer viruses, electronic break-ins and similar disruptions, which could lead to interruptions, delays, or loss of data. We may be required to expend significant capital and other resources to license encryption or other technologies to protect against security breaches or to alleviate problems caused by these breaches. In addition, our customers might decide to stop using our software if their end users experience security breaches.

Future governmental regulation of the Internet could limit our ability to conduct our business

     Although there are currently few laws and regulations directly applicable to the Internet and commercial messaging, a number of laws have been proposed involving the Internet, including laws addressing user privacy, pricing, content, copyrights, distribution, antitrust, and characteristics and quality of products and services. Further, the growth and development of the market for online messaging may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies, including us, that conduct business online. The adoption of any additional laws or regulations may impair the growth of the Internet or commercial online services, which would decrease the demand for our services and could increase our cost of doing business or otherwise harm our business, financial condition, and operating results. Moreover, the applicability of existing laws governing property ownership, sales and other taxes, libel, and personal privacy to the Internet is uncertain and may take years to resolve.

Our stock price may be volatile, exposing us to expensive and time-consuming securities class action litigation

     The stock market in general, and the stock prices of Internet-related companies in particular, have recently experienced extreme volatility, which has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our stock price could decline below current levels or the initial public offering price regardless of our actual operating performance. In the past, securities class action litigation has often been brought against companies following periods of volatility in their stock prices. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert our management's time and resources, which could harm our business, financial condition, and operating results.

Provisions of our corporate documents and Delaware law could deter takeovers and prevent you from receiving a premium for your shares

     Provisions of our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. For example, our certificate of incorporation provides that our board may issue up to 5,000,000 shares of preferred stock without stockholder approval.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     We develop products in the United States and sell in North America, South America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Our interest expense is sensitive to changes in the prime rate. Due to the nature of our short-term investments and debt, we have concluded that there is no material market risk exposure.

                               SOFTWARE.COM, INC.

                          PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities and Use of Proceeds

     a) Under our 1995 Stock Option Plan, on April 23, 1999, we granted options to purchase 384,950 shares of our common stock at an exercise price of $9.00 per share; on May 28, 1999, we granted options to purchase 551,000 shares of our common stock at an exercise price of $11.00 per share; on June 11, 1999, we granted options to purchase 175,000 shares of our common stock at an exercise price of $11.00 per share, and on June 29, 1999, we granted options to purchase 23,000 shares of our common stock at an exercise price of $20.25 per share. From April 1, 1999 to June 30, 1999, we issued and sold 551,303 shares of common stock at prices ranging from $0.63 to $11.00 per share upon the exercise of stock options granted under our 1995 Stock Option Plan. The option grants and the stock issuances were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Rule 701 of the Securities Act. The shares of Common Stock acquired upon exercise of options are restricted securities.


     (b) On April 5, 1999, we issued and sold an aggregate of 1,626,016 shares of our Series D preferred stock to Hewlett-Packard Company for an aggregate purchase price of approximately $10,000,000. This stock issuance was exempt from registration in reliance on Regulation D promulgated under Section 4(2) of the Securities Act. The shares of Series D preferred stock issued in the transaction are restricted securities.

     (c) On April 12, 1999, we issued 1,579,294 shares of our common stock in exchange for all of the outstanding shares of Mobility.Net Corporation. This stock issuance was exempt from registration in reliance on Regulation D promulgated under Section 4(2) of the Securities Act. The shares of common stock issued in the transaction are restricted securities.

     (d) On June 23, 1999, we commenced our initial public offering, which consisted of 6,000,000 shares of our common stock (including 1,000,000 shares offered by the selling stockholders named in the registration statement) at $15.00 per share pursuant to a registration statement (No. 333-76263) (the "Registration Statement") declared effective by the Securities and Exchange Commission on June 23, 1999. Subsequently, and prior to the closing of the initial public offering, the underwriters elected to exercise their over-allotment option, resulting in the sale of an additional 900,000 shares by the selling stockholders. The offering has been terminated and all shares have been sold. The managing underwriters for the initial public offering were Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and BancBoston Robertson Stephens Inc. Aggregate proceeds from the offering were $75,000,000.

     We incurred the following expenses in connection with the offering: underwriters' discounts and commissions of $5,250,000 and approximately $1,800,000 in other expenses, for total expenses of $7,050,000.

     After deducting expenses of the offering, we received net offering proceeds of $67,950,000. From June 23, 1999, the effective date of the registration statement, to June 30, 1999, the ending date of the reporting period, the approximate amount of net offering proceeds used were $7.1 million to repay borrowings under our line of credit with Coast Business Credit. The remaining net proceeds were invested in short-term financial instruments.

     No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

Item 3.  Defaults upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     During the fiscal quarter ended June 30, 1999, we solicited written consent (effective April 12, 1999) from our sole stockholder regarding the approval of the actions by our incorporator and approval of the amendment and restatement of our Restated Articles of Incorporation in connection with our formation as a wholly-owned subsidiary of Software.com, Inc., a California corporation ("Software.com California") and the subsequent reincorporation of Software.com California into Delaware.

     During this quarter, we also solicited written consent (effective May 4, 1999) from our sole stockholder regarding the following matters; (i) approval of our merger with Software.com California in which we were the surviving corporation and Software.com is reincorporated into Delaware (the "Reincorporation"); (ii) approval and authorization indemnification agreements to be entered into with the our officers and directors; (iii) approval of the second amended and restated of incorporation which provided for (a) an increase in the number of shares of authorized common stock to 150,000,000, (b) the authorization of 5,000,000 shares of undesignated preferred stock, (c) the establishment of a classified board of directors with staggered three year terms as follows: Class 1: John MacFarlane, Neal Douglas and Frank Perna, Class 2:
Bernard Puckett and Don Listwin, Class 3: Judith Hamilton and Bernard Woebker, and (e) the elimination of the ability of stockholders to take action by written consent; (iv) the approval of the amendment and restatement of the 1995 Stock Option Plan; (v) the approval of the adoption of the 1999 Employee Stock Purchase Plan and the reservation of 1,000,000 shares of common stock to be issued thereunder. Each written consent and each matter contained therein was approved by our sole stockholder.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibit 27  Financial Data Schedule

     b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1999.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.

Date:  August 12, 1999
       __________________________     By:  /s/ John S. Ingalls
                                           ----------------------------
                                           John S. Ingalls
                                           Chief Financial Officer
                                          (Principal financial officer)

Date:  August 12, 1999                By:  /s/ Mark A. Root
       __________________________          ----------------------------
                                           Mark A. Root
                                           Director of Accounting
                                          (Principal accounting officer)