Form 10-Q
period 1999-09-30
SOFTWARE COM INC
filed 1999-11-12
CIK 1019180

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1999

   or

   [ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________________ to _________________


                      Commission File Number:  000-26379

                              SOFTWARE.COM, INC.
            (exact name of registrant as specified in its charter)


                Delaware                                 77-0392373
     (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                  Identification No.)

                              525 Anacapa Street
                           Santa Barbara, CA  93101
                   (Address of principal executive offices)

                                (805) 882-2470
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  [X] Yes    [ ] No

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 41,229,123 as of November 8, 1999.

                              SOFTWARE.COM, INC.

                                     INDEX

                        PART I:  FINANCIAL INFORMATION


 Item                                                                                                                  Page
------         ----------------------------------------------------------------------------------------                ----
Item 1.        Condensed Consolidated Financial Statements - unaudited                                                  3

               Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998                         3

               Condensed Consolidated Statements of Operations - three and nine months ended
               September 30, 1999 and 1998                                                                              4

               Condensed Consolidated Statements of Cash Flows - nine months ended September 30, 1999
               and 1998                                                                                                 5

               Notes to Condensed Consolidated Financial Statements                                                     6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations                    8

Item 3         Quantitative and Qualitative Disclosure About Market Risk                                               26

                                         PART II:  OTHER INFORMATION

Item 1.        Legal Proceedings                                                                                       27

Item 2.        Changes in Securities and Use of Proceeds                                                               27

Item 3.        Defaults Upon Senior Securities                                                                         27

Item 4.        Submission of Matters to a Vote of Security Holders                                                     27

Item 5.        Other Information                                                                                       27

Item 6.        Exhibits and Reports on Form 8-K                                                                        27

               Signatures                                                                                              29

                        PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              Software.com, Inc.
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                                          September 30,           December 31,
                                                                               1999                   1998
                                                                          ------------            ------------
                                                                           (Unaudited)
Assets
Current assets:
  Cash and cash equivalents......................................            $ 56,326               $  5,447
  Short-term investments.........................................              15,206                    496
  Accounts receivable, net.......................................              14,344                  9,091
  Prepaid expenses and other current assets......................                 993                    501
                                                                             --------               --------
     Total current assets........................................              86,869                 15,535
  Property and equipment, net....................................               3,841                  3,275
  Deposits and other assets......................................                 431                    249
                                                                             --------               --------
     Total assets................................................            $ 91,141               $ 19,059
                                                                             --------               --------
Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable...............................................            $  2,657               $  1,129
  Accrued liabilities............................................               3,786                  3,139
  Deferred revenue...............................................               6,598                  3,747
  Note payable to bank and current portion of long-term debt.....                 511                  7,635
                                                                             --------               --------
     Total current liabilities...................................              13,552                 15,650
Long-term debt...................................................                   -                    100
Redeemable convertible preferred stock - Series A and Series B ..                   -                 13,370
Stockholders' equity (deficit):
  Convertible preferred stock - Series C.........................                   -                  6,848
  Common stock...................................................             108,305                  6,396
  Deferred compensation..........................................              (1,825)                (1,447)
  Accumulated deficit............................................             (28,891)               (21,858)
     Total stockholders' equity (deficit)........................              77,589                (10,061)
                                                                             --------               --------
     Total liabilities and stockholders' equity (deficit)........            $ 91,141               $ 19,059
                                                                             --------               --------

                            See accompanying notes.

                               Software.com, Inc.
                Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                       Three Months Ended      Nine Months Ended
                                                         September 30,           September 30,
                                                       ------------------      -------------------
                                                        1999        1998        1999        1998
                                                       -------     ------      -------     -------
Revenues:
  Software licenses................................    $ 6,871     $ 4,557     $17,156     $11,979
  Services.........................................      5,135       2,320      11,969       5,935
                                                       -------     -------     -------     -------
     Total revenues................................     12,006       6,877      29,125      17,914
Cost of revenues:
  Software licenses................................        860         294       2,002       1,051
  Services.........................................      3,406       2,004       8,138       5,237
                                                       -------     -------     -------     -------
     Total cost of revenues........................      4,266       2,298      10,140       6,288
                                                       -------     -------     -------     -------
Gross Profit.......................................      7,740       4,579      18,985      11,626
Operating Expenses:
  Sales and marketing..............................      4,798       2,779      12,620       7,408
  Research and development.........................      3,739       2,189       9,657       6,396
  General and administrative.......................      1,721         938       3,916       2,870
  Legal matter.....................................          -           -        (200)          -
                                                       -------     -------     -------     -------
     Total operating expenses......................     10,258       5,906      25,993      16,674
                                                       -------     -------     -------     -------
Loss from operations...............................     (2,518)     (1,327)     (7,008)     (5,048)
Interest and other income (expense), net...........        823        (150)        534        (300)
                                                       -------     -------     -------     -------
Loss before income taxes...........................     (1,695)     (1,477)     (6,474)     (5,348)
Provision for income taxes.........................         (9)          -        (156)         (4)
                                                       -------     -------     -------     -------
Net loss...........................................     (1,704)     (1,477)     (6,630)     (5,352)
Accretion on redeemable convertible preferred
 stock.............................................          -        (205)       (403)       (625)
                                                       -------     -------     -------     -------
Net loss applicable to common stockholders.........    $(1,704)    $(1,628)    $(7,033)    $(5,977)
                                                       -------     -------     -------     -------
Basic and diluted net loss per share...............    $ (0.04)    $ (0.06)    $ (0.21)    $ (0.21)
                                                       -------     -------     -------     -------
Weighted average shares of common stock
 outstanding used in computing basic and diluted
 net loss per share................................     40,894      28,471      33,268      28,171
                                                      --------     -------     -------     -------

                            See accompanying notes.

                              Software.com, Inc.
                Condensed Consolidated Statement of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                              -----------------------
                                                                                1999            1998
                                                                              -------         -------
Operating activities:
Net loss........................................................               $(6,630)        $(5,352)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization................................                 1,421           1,196
   Deferred compensation........................................                   392               -
   Provision for doubtful accounts..............................                   608             283
   Changes in operating assets and liabilities:
     Accounts receivable........................................                (5,862)         (3,958)
     Prepaid expenses and other current assets..................                  (491)           (482)
     Accounts payable...........................................                 1,527             535
     Accrued liabilities........................................                   625             892
     Deferred revenue...........................................                 2,850            (786)
                                                                              --------         -------
         Net cash used in operating activities..................                (5,560)         (7,672)

Investing activities:
Acquisition of property and equipment...........................                (1,987)           (829)
Purchase of short-term investments..............................               (15,206)            892
Maturities of short-term investments............................                   496               -
Increase in other assets........................................                  (181)           (104)
                                                                              --------         -------
         Net cash used in investing activities..................               (16,878)            (41)

Financing activities:
Repayments of long-term debt....................................                  (100)           (240)
(Repayment of) proceeds from note payable to bank, net..........                (7,124)          3,164
Exercise of stock options.......................................                 2,670             387
Proceeds from issuance of common stock, net.....................                67,871             388
Proceeds from issuance of preferred stock.......................                10,000           6,554
                                                                              --------         -------
         Net cash provided by financing activities..............                73,317          10,253

Net increase (decrease) in cash and cash equivalents............                50,879           2,539
Cash and cash equivalents at beginning of period................                 5,447           6,083
                                                                              --------         -------
Cash and cash equivalents at end of period......................              $ 56,326         $ 8,622
                                                                              --------         -------

                            See accompanying notes.

                              SOFTWARE.COM, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1999
                                  (Unaudited)

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

Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. As further described in Note 5, the Company acquired Mobility.Net Corporation on April 12, 1999. The acquisition was accounted for as a pooling-of-interests. Accordingly, the financial information presented reflects the combined financial position and operations of the Company and Mobility.Net for all dates and periods presented.

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

Note 3.  Related Party Transactions

     For the three months ended September 30, 1999 and 1998, revenues from companies affiliated with AT&T Corporation totaled approximately $402,000 and $1.6 million, respectively. For the nine months ended September 30, 1999 and 1998, revenues from companies affiliated with AT&T Corporation totaled approximately $1.2 million and $2.7 million, respectively. AT&T Corporation is considered a related party due to its involvement with AT&T Ventures, a preferred shareholder prior to the conversion of preferred shares to common stock upon the Company's initial public offering. At September 30, 1999 and December 31, 1998, accounts receivable from such companies totaled approximately $842,000 and $847,000, respectively.

Note 4.  Stock Options

     For the three and nine months ended September 30, 1999, options to purchase approximately 139,000 and 967,000 shares of common stock, respectively, were exercised with net proceeds to the Company of approximately $483,000 and $2.7 million, respectively.

Note 5.  Acquisition of Mobility.Net Corporation

     On April 12, 1999, the Company completed its acquisition of Mobility.Net, incorporated in July 1996, which offers products for Web messaging using a Java-based technology platform that complements the Company's product offerings. Accordingly, the financial information presented reflects the combined financial position and operations of the Company and Mobility.Net for all dates and periods presented. The Company issued 1,579,294 shares of its common stock in exchange for all of the outstanding shares of Mobility.Net. Separate operating results of Mobility.Net were not material for all periods presented.

Note 6.  Series D Preferred Stock

     On April 5, 1999, the Company issued to Hewlett-Packard Company 1,626,016 shares of Series D no par value convertible preferred stock (the "Preferred Stock D") for proceeds of $10,000,000. The Preferred Stock D automatically converted into common stock upon closing of the Company's initial public offering on June 29, 1999.

Note 7.  Initial Public Offering Registration

     In June of 1999 the Company completed an initial public offering in which it sold 5,000,000 shares of common stock at $15.00 per share, which resulted in net proceeds to the Company of approximately $68.0 million, net of issuance costs of approximately $1.9 million. Upon closing of this offering all outstanding shares of the Company's convertible preferred stock automatically converted into common stock.

Note 8.  Subsequent Event - Acquisition of Telarc, Inc.

     On October 20, 1999, the Company completed its acquisition of Telarc, Inc., which currently provides carrier-scale Short Messaging Service (SMS) technologies that complement the Company's product offerings. In exchange for all of the issued and outstanding stock of Telarc, the Company issued 211,918 shares of Software.com Common Stock, $1.5 million in cash was paid and $3.5 million in cash will be paid out in equal quarterly installments of $350,000 for ten quarters starting March 2000. The acquisition of Telarc will be accounted for as a purchase. The Company expects to record a one-time charge to earnings, related to the write-off of purchased in-process research and development, in the range of $3.0 to $5.0 million for the quarter ended December 31, 1999. The Company anticipates recording goodwill and other intangible assets that will be amortized over three years.



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

Overview

     Software.com is a leading developer and provider of scalable Internet infrastructure software applications. Our products and services are specifically designed to enable service providers to market Internet based services to businesses and consumers. To date, we have focused on developing carrier-scale, high performance messaging software applications for providers of Internet communications and services. We currently develop, market, sell, and support a variety of Internet standards-based messaging software to customers worldwide, including traditional telecommunications carriers, Internet service providers and wholesalers, cable-based Internet access providers, competitive local exchange telephone carriers, Internet destination sites or portals and wireless providers. We have developed four product packages: InterMail Post.Office, InterMail Kx, InterMail Mx, and WebEdge based on our software platform. These products allow our customers to provide a variety of advanced messaging services to their Internet-based consumer and business users. In March 1999, we introduced InterMail Kx, a product designed for fast-growing, medium-sized service providers.

     In March 1999, we entered into a marketing relationship with Hewlett-Packard and, in connection with this agreement, Hewlett-Packard made an investment in Software.com in April of 1999. In April 1999, we completed the acquisition of Mobility.Net Corporation, a California company incorporated in July 1996. Mobility.Net has developed an integrated Web mail and calendaring system using a Java-based technology platform that complements our product offerings. In June 1999 we released WebEdge(TM) Mail and Calendar, a Web-based email and calendaring server for small and medium sized service providers. In October 1999, we completed the acquisition of Telarc, Inc., which currently provides carrier-scale Short Messaging Service (SMS) technologies that complement the Company's product offerings. The acquisition of Telarc Inc. will be accounted for as a purchase.

     We recognize revenue from sales of software upon delivery of a license key to the customer, provided that persuasive evidence of an arrangement exists, the license fee is fixed and determinable, and collection of the fee is considered probable. If the license agreement has a multi-year term, as is typical with an InterMail Mx contract, or the license fees are calculated based on variable measures, such as the number of mailboxes in use, we recognize revenue as the customer activates mailboxes on their system. When we enter into license agreements under which our revenues are based on a percentage of our customer's revenues, we recognize revenue as earned and reported by the customer. Revenues from sales to significant resellers are not recognized until the end user has been identified and the license key is issued.

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

     In a typical customer relationship, we receive software license revenue, support and maintenance revenue, and, in some cases, also receive professional services revenue. We recognize these three types of revenue at different stages of our customer relationship. Substantially all of our professional services are performed prior to the activation of mailboxes by the customer. As a result, we generally recognize revenue from professional services in advance of revenue from software license fees. If a customer has a large number of existing users, we typically see a large revenue contribution at the time the customer transfers existing user mailboxes to our software platform. After this transfer, the software license revenue primarily reflects the growth in the number of mailboxes on the customer's system. Support and maintenance revenue generally begins after installation of our software and also primarily reflects the growth in the number of mailboxes.

RESULTS OF OPERATIONS

    The following table sets forth our results of operations expressed as a percentage of revenues.

                                                       Three Months Ended     Nine Months Ended
                                                         September 30,          September 30,
                                                       ------------------     -----------------
                                                        1999        1998       1999       1998
                                                       ------      ------     ------     ------
% of Total Revenues:
  Software licenses................................      57%         66%        59%        67%
  Services.........................................      43          34         41         33
                                                       ------      ------     ------     ------
Total revenues.....................................     100         100        100        100
Gross Margins:
  Software licenses................................      87          94         88         91
  Services.........................................      34          14         32         12
                                                       ------      ------     ------     ------
Gross Profit.......................................      64          67         65         65
Operating expenses:
  Sales and marketing..............................      40          40         43         41
   Research and development........................      31          32         33         36
   General and administrative......................      14          14         13         16
  Legal matter.....................................       -           -         (1)         -
                                                       ------      ------     ------     ------
Total operating expenses...........................      85          86         89         93
                                                       ------      ------     ------     ------
Loss from operations...............................     (21)        (19)       (24)       (28)
                                                       ------      ------     ------     ------
Net loss...........................................     (14)%       (21)%      (23)%      (30)%
                                                       ------      ------     ------     ------

     Software Licenses.   Software license revenue increased $2.3 million, or
50%, from $4.6 million for the three months ended September 30, 1998 to $6.9 million in the same period in 1999. Software license revenue increased $5.2 million or 43% from $12.0 million for the nine months ended September 30, 1998 to $17.2 million in the same period in 1999. The increase in software license revenue was primarily due to greater revenue from sales of our InterMail Mx product and to a lesser extent our InterMail Kx product offerings (introduced in March 1999). The largest contributor to software license revenue continues to be our InterMail Mx product offering, sales of which grew 69% in the three months ended September 30, 1999 over the same period in 1998. InterMail Mx product revenue increased $1.4 million or 47% from $3.0 million for the three months ended June 30, 1999 to $4.4 million for the three months ended September 30, 1999. During the three months ended September 30, 1999 we had four large InterMail Mx customers migrate their existing subscriber base from some other software to our platform, compared to one large migration in the same period in 1998. These migrations result in increased revenues for us as we receive a fee for each mailbox activated. Revenues from migrations were also higher for the three months ended September 30, 1999 as compared to the three months ended June 30, 1999.

     Our InterMail Kx product offerings, which overlap to some extent with our Post.Office offerings, continued to contribute to overall license growth. Both products are targeted at small and medium size service providers worldwide. Combined sales of InterMail Kx and Post.Office in the three months ended September 30, 1999 and the nine months ended September 30, 1999 were 27% and 46% higher, respectively, than in the same periods in 1998.

     Services. Services revenue is primarily derived from consulting services, maintenance and support contracts, and training. Services revenue increased $2.8 million, or 122%, from $2.3 million for the three months ended September 30, 1998 to $5.1 million in the same period in 1999. Services revenue increased $6.1 million or 103% from $5.9 million for the nine months ended September 30, 1998 to $12.0 million in the same period in 1999. The increase in services revenue for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998 was primarily due to a $1.5 million and $3.2 million increase, respectively, in support and maintenance contracts as our customer base grew, and an $1.4 million and $2.9 million increase, respectively, in professional services as the number of professional services engagements increased. As a percentage of total revenues, services revenue increased to 43% in the three months ended September 30, 1999 from 34% in the same period in 1998. As a percentage of total revenues, services revenue increased to 41% for the nine months ended September 30, 1999 from 33% in the same period in 1998. These increases are primarily related to support and maintenance from ongoing and new contracts as well as an increased number of professional services engagements associated with new and existing contracts. In the fourth quarter we expect services revenue as a percentage of total revenues to decrease as a result of continued growth in license revenue relative to growth in services revenue.

     Cost of Software License Revenue. Cost of software license revenue consists primarily of the salaries and related costs for our documentation department, the production of documentation for our InterMail products, and the cost of third party products integrated into our products or resold by us. Cost of software license revenue increased $566,000, or 193%, from $294,000 for the three months ended September 30, 1998 to $860,000 in the same period in 1999. The increase was primarily due to the fact that in the three months ended September 30, 1999, we resold a third party database to four of our InterMail Mx customers, and the cost of that software was included in cost of software license revenue in that quarter. In the three months ended September 30, 1998, we resold one third-party database. Cost of software license revenue increased $900,000, or 82%, from $1.1 million for the nine months ended September 30, 1998 to $2.0 million in the same period in 1999. The increase was due primarily to the fact that during the nine months ended September 30, 1999, we had one time sales of a third party database to seven of our InterMail Mx customers, as compared to two sales of a third party database to one customer in the same period in 1998. The improvement in gross margin on software licenses revenue for the three and nine months ended September 30, 1999 as compared to the same period in 1998 was substantially attributable to continued growth in license revenue relative to revenues from reselling third-party databases.

     Cost of Services Revenue.    Cost of services revenue includes salaries and
related costs of our consulting services and customer support organizations, cost of third parties contracted to provide consulting services to our customers, and an allocation of our facilities and depreciation expenses. Cost of services revenue increased $1.4 million, or 70%, from $2.0 million for the three months ended September 30, 1998 to $3.4 million in the same period in 1999. Cost of services increased $2.9 million, or 56%, from $5.2 million for the nine months ended September 30, 1998 to $8.1 million in the same period in 1999. The increases in cost of services was primarily due to an increase in our consulting and support organizations from 37 employees at September 30, 1998 to 65 employees at September 30, 1999 to support our larger customer base. The improvement in gross margin on services revenue of 34% for the three months ended September 30, 1999 as compared to 14% for the same period in 1998 was substantially attributable to improved margins on support and maintenance contracts.

     Sales and Marketing.    Sales and marketing expense consists primarily of
salaries and benefits of our sales, marketing, product management and business development organizations, sales commissions, marketing programs, and an allocation of our facilities and depreciation expenses. Sales and marketing expense increased by $2.0 million, or 71%, from $2.8 million for the three months ended September 30, 1998 to $4.8 million in the same period in 1999. Sales and marketing expense increased by $5.2 million, or 70%, from $7.4 million for the nine months ended September 30, 1998 to $12.6 million in the same period in 1999. The increase in sales and marketing expense was due to growth in our global sales organization. The total number of employees in the sales and marketing organization increased from 45 at September 30, 1998 to 70 at September 30, 1999. We expect our sales and marketing expenses will increase in absolute dollars in future periods due to the planned expansion of our international sales and marketing operations.

     Research and Development.     Research and development expense consists
primarily of salaries and benefits of our engineering and quality assurance organizations, and an allocation of our facilities and depreciation expenses. Research and development expense increased by $1.5 million, or 68%, from $2.2 million for the three months ended September 30, 1998 to $3.7 million in the same period in 1999. Research and development expense increased by $3.3 million, or 52%, from $6.4 million for the nine months ended September 30, 1998 to $9.7 million in the same period in 1999. The increase in research and development expense was primarily due to an increase in our development organization from 55 employees at September 30, 1998 to 99 employees at September 30, 1999. We believe continued investment in research and development is essential to our future success and we expect our research and development expenses to increase in absolute dollars in future periods.

     General and Administrative.    General and administrative expense consists
primarily of salaries and benefits of our finance, human resources and legal services organizations, third party legal, accounting, and other professional services fees, and an allocation of our facilities and depreciation expenses. General and administrative expense increased by $762,000, or 81%, from $938,000 for the three months ended September 30, 1998 to $1.7 million in the same period in 1999. General and administrative expense increased by $1.0 million, or 34%, from $2.9 million for the nine months ended September 30, 1998 to $3.9 million in the same period in 1999. The increase in general and administrative expense was primarily due to increased reserves for bad debts and to a lesser extent consulting fees for human resources, finance and legal services. The increase in general and administrative expense for the nine months ended September 30, 1999 was related to increased reserves for bad debts, fees for accounting and legal services and one-time relocation costs for a key executive hired in February 1999. We expect general and administrative expenses to increase in absolute dollars in future periods as we continue to build our infrastructure.

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

     Other Income (Expense).    Other income (expense) consists primarily of
interest income from our cash and short-term investments net of interest associated with our credit facility. Total other income (expense) increased $974,000, from expense of $150,000 for the three months ended September 30, 1998 to income of $823,000 in the same period in 1999. The increase was primarily related to interest earned on the proceeds of our initial public offering in June of 1999.

     Provision for Income Taxes.   For the three and nine months ended September
30, 1999, we had a tax provision of $9,000 and $156,000, respectively related to foreign withholding and income taxes.

     Charges Related to Telarc Acquisition.   In October 1999, the Company
completed its acquisition of Telarc, Inc. In exchange for all of the issued and outstanding stock of Telarc, the Company issued 211,918 shares of Software.com Common Stock, $1.5 million in cash was paid and $3.5 million in cash will be paid out in equal quarterly installments of $350,000 for ten quarters starting March 2000. The acquisition of Telarc will be accounted for as a purchase and the Company expects to record a one-time charge to earnings, related to the write off of purchased in-process research and development, in the range of $3.0 to $5.0 million for the three months ended December 31, 1999. The Company anticipates recording goodwill and other intangible assets that will be amortized over three years.

Liquidity and Capital Resources

     We have funded our operations primarily through the private placement of equity securities and the initial public offering of shares, which have raised net proceeds of approximately $110.0 million to date, and through a bank line of credit. At September 30, 1999, our principal sources of liquidity included approximately $56.3 million of cash and cash equivalents, $15.2 million of short-term investments, and a bank credit facility. This credit facility provides for a total line of credit not to exceed the lesser of $15.0 million (of which we may draw down up to $2.5 million as an equipment acquisition loan), or an amount based on certain receivables collection criteria. As of September 30, 1999, we had borrowed $511,000 and an additional $14.5 million was available under this credit facility. Borrowings under this line of credit bear interest at prime rate plus 1.5% and borrowings under the equipment acquisition loan bear interest at prime rate plus 1.75% and all borrowings are secured by substantially all of our assets. The credit facility includes financial and reporting covenants and expires on August 31, 2000. Approximately $7.1 million of the net proceeds from our initial public offering were used to pay down this credit facility.

     Net cash used in operations for the nine months ended September 30, 1998 and 1999 was $7.7 million and $5.6 million, respectively. Cash used in operating activities for the nine months ended September 30, 1998 was primarily due to our net loss of $5.4 million and an increase in accounts receivable of $4.0 million, partially offset by an increase in depreciation and amortization of $1.2 million. Cash used in operating activities for the nine months ended September 30, 1999 was primarily due to our net loss of $6.6 million and an increase in accounts receivable of $5.9 million, partially offset by an increase in deferred revenue and accounts payable of $2.9 million and $1.5 million, respectively.

     Net cash used in investing activities was $16.9 million for the nine months ended September 30, 1999 as compared to $41,000 in the same period in 1998. The change from 1998 to 1999 was primarily due to the purchase of $15.2 million in short-term investments.

     Net cash provided by financing activities increased $63.0 million from $10.3 million for the nine months ended September 30, 1998 to $73.3 million in the same period in 1999. The increase from 1998 to 1999 resulted primarily from proceeds from the sale of common stock of $69.0 million in June 1999 as part of our initial public offering and $10.0 million of convertible preferred stock (Series D) in April 1999, offset by the partial repayment of our note payable to a bank of $7.1 million. Cash provided by financing activities for the nine months ended September 30, 1998 was primarily related to the issuance of preferred stock and proceeds from notes payable to a bank in the amounts of $6.6 million and $3.2 million, respectively.


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

     We began taking preliminary inventory, prioritization and assessment steps in the first quarter of 1998. To date, we have substantially completed our inventory, prioritization, assessment, remediation and contingency planning phases. We have identified and inventoried core business functions and their components, including our own products and integrated third-party software, hardware, software, embedded systems, critical business partnerships and external infrastructure services. We defined and assigned preliminary criticality ratings to each of the inventoried components and substantially completed the validation of our inventory and prioritization processes during the second quarter of 1999. No assurances can be made that the inventory or prioritization process will not be redefined at a later date as we continue to monitor and refine our plans and goals.

     Assessment of the various inventoried items has included documentation and review of the Year 2000 compliance status of third-party vendors and suppliers of our hardware, software and embedded systems, business partners, and external infrastructure services. We have received assurances from most of our key hardware and software suppliers and partners that their products and services are Year 2000 compliant or that they are also progressing through Year 2000 compliance programs of their own. We will either test products and services that are not yet compliant or work with the suppliers to gain assurances that we can rely upon their products and services. For the components of our operations that are deemed most critical, we have validated these assessments and accordingly may reevaluate our scheduling and resource allocations as needed.

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

     We are a comparatively new enterprise, and, accordingly, the majority of the software and hardware we use to manage our business was purchased or developed by us within the last 24 months. While this fact pattern does not uniformly protect us against Year 2000 exposure, we believe we gain some mitigation from the fact that the information technology we use to manage our business is not based upon legacy hardware and software systems. Legacy systems are hardware and software systems that were developed in previous decades when there was less awareness of Year 2000 issues. Generally, hardware and software design within the current decade and the past several years in particular has given greater consideration to Year 2000 issues. However, we determined that our financial reporting system required an update to be Year 2000 compliant and we recently completed an upgrade recommended by the manufacturer to make the system compliant. We have substantially completed our assessment phase and have determined that with the exception of installing routine patches to selected hardware systems (some of which contain Year 2000 updates), no other components of our mission critical systems require remediation through replacement or revision. We expect to complete the installation of these patches by the end of November 1999.

     We have also applied program management practices by monitoring and status reporting on the progress of our Year 2000 Program. There is a program manager assigned to monitor and remind various staff of deadlines and status report due dates, as well as to keep all staff synchronized. Monitoring and status reporting is an ongoing phase throughout the life of the program.

Costs

     To date, we have not incurred significant incremental costs in order to comply with Year 2000 requirements for our products or internal systems. We have incurred costs of approximately $30,000 for Year 2000 consulting provided by an independent third party. We do not believe that we will incur incremental costs in the foreseeable future except for costs associated with the remediation and independent testing of various components of our systems and incentives to selected employees to monitor the transition to the Year 2000, which we do not currently believe will exceed an additional $70,000. However, we cannot be sure that Year 2000 issues will not be discovered in our products or internal software systems and, if any issues are discovered, we cannot be sure that the costs of making such products and systems Year 2000 ready will not significantly impact our business, operating results, and financial condition.

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

Contingency Plans

     Presently, we believe we are unable to reasonably estimate the duration and extent of any disruptions that may be due to Year 2000 issues, or quantify the effect that it may have on our future revenues. Based on our internal test procedures and responses received from our vendors and service provider customers, we believe that we do not face significant exposure from disruptions due to Year 2000 issues. Nonetheless, we have formulated certain contingency plans for our mission critical systems and processes in the event that there are disruptions related to Year 2000 issues. To date, we have substantially completed such contingency planning, which primarily focused on redundancy planning for core processes, personnel availability during the Year 2000 transition and capacity planning for these mission critical processes and systems in the event they are adversely affected by a Year 2000 issue. No assurances can be made that our contingency planning will not be modified as we continue to monitor our plans and possible Year 2000 issues.


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

We have a history of losses and we expect future losses

     We have a history of losses, and we may not achieve or sustain profitability. We have historically invested heavily in our sales and marketing efforts and in technology research and development. We expect to continue to spend substantial resources on developing and introducing new software products and on expanding our sales and marketing activities, particularly in Europe and Asia. As a result, we need to generate significant revenues to achieve and maintain profitability. We expect that our sales and marketing expenses, research and development expenses, and general and administrative expenses will continue to increase in absolute dollars and may increase as percentages of revenues. In addition, any amortization of goodwill or other assets, or other charges resulting from the costs of acquisitions could significantly impact our business, financial condition, and operating results.

     We incurred net losses of approximately $20.1 million for the period from July 1994 through December 31, 1998. As of September 30, 1999, we had an accumulated deficit of approximately $28.9 million. Although our revenues have grown significantly in recent quarters, we may not be able to sustain these growth rates or obtain sufficient revenues to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability in the future. Our failure to achieve and maintain profitability could adversely affect our stock price.

We depend on a small number of customers for most of our revenues, and our business, financial condition, and operating results could be harmed by a decline or delay in revenue from these customers

     We have generated a significant portion of our revenues from a limited number of customers. We expect that a small number of customers will continue to account for a significant portion of revenues for the foreseeable future. Our target market is made up only of service providers, which constitute only a small portion of all users of messaging solutions. As a result, if we lose a major customer, or if there is a decline in usage, or if there is a downturn in the service provider industry, our business, financial condition, and operating results will suffer. In the year ended December 31, 1998, GTE Internetworking Services accounted for approximately 12% of our revenue, and our top ten clients accounted for approximately 56% of our revenue. For the three and nine months ended September 30, 1999 we had no customer that accounted for 10% or greater of our total revenues. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will continue to generate revenues for us in any future period.

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

Our acquisition strategy could cause financial or operational problems

     Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands, and competitive pressures. To this end, we may acquire new and complementary businesses, products, or technologies, instead of developing them ourselves. We do not know if we will be able to complete any acquisitions or that we will be able to successfully integrate any acquired business, operate them profitably, or retain their key employees. For example, we completed the acquisitions of Mobility.Net Corporation in April 1999 and of Telarc, Inc. in October 1999. Integrating Mobility.Net, Telarc, or any other newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business, and could distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private financings. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that results in dilution to our stockholders. If we are unable to integrate Mobility.Net, Telarc, or any other newly acquired entities or technologies effectively, our business, financial condition, and operating results would suffer. In addition, any amortization of goodwill or other assets, or other charges resulting from the costs of acquisitions could harm our business, financial condition, and operating results.

Our expanding international operations are subject to significant uncertainties in addition to those we face in domestic markets

     For the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998, approximately 48%, 32%, 50% and 27% of our total revenues, respectively were attributable to customers outside of North America. If our revenues from international operations, and particularly from our operations in the countries and regions on which we have focused our spending, do not exceed the expense of establishing and maintaining these operations, our business, financial condition, and operating results will suffer. We recently began to invest significant financial and managerial resources to expand our sales and marketing operations in international markets, and we must continue to do so for the foreseeable future in order to succeed in these markets. In particular, we are making significant expenditures on expansion in Europe and Asia, including the localization of our products for use in these regions, and we expect these expenditures to continue or increase. We are expending the most resources in the countries and regions that we think will be the most receptive markets for our products. We have only limited experience in international operations, and we may not be able to capitalize on our investment in these markets. In this regard, we face certain risks inherent in conducting business internationally, including:

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

We must adapt to rapid changes in technology and customer preferences in order to remain competitive

     The Internet messaging industry is characterized by rapidly changing technology, changes in customer and end user requirements and preferences, and evolving industry standards and practices that could render our software products obsolete. Our success depends on our ability to enhance our existing messaging platform and products on a timely basis and to develop new products that address the increasingly sophisticated and varied needs of our customers and their end users. We must accurately forecast the features and functionality required by our target customers and end users in order to continually improve our products. For example, in response to customer and end user demand, we have recently developed for some of our products a voicemail feature based on Internet standards that govern data transmission and receipt, known as Internet Protocol or "IP." The development of proprietary technology and product enhancements has required, and will continue to require, substantial expenditures and lead-time, and we may not always be able to keep pace with the latest technological developments. If we cannot, for technical, legal, financial, or other reasons, adapt our products to changing customer or end user requirements or industry standards in a cost-effective and timely fashion, or if any new product, enhancement, or feature, including InterMail Kx, IP voicemail, the Web-applications technology acquired in the Mobility.Net acquisition such as WebEdge Mail and Calendar or the wireless messaging products acquired in the Telarc acquisition is not favorably received and accepted by customers and end users, our business, financial condition, and operating results will suffer.

Our software products may have unknown defects, which could harm our reputation or impede market acceptance of our products

     Despite testing by us, defects have in the past and may in the future occur in our software. Complex software like ours is difficult to integrate with customers' existing systems and often contains errors or defects, particularly when first introduced or when new versions or enhancements are released. Although we conduct extensive testing, we may not discover software defects that affect our current or new products, including our InterMail Kx and IP voicemail products, the Web-applications technology acquired in the Mobility.Net acquisition such as WebEdge Mail and Calendar or the wireless messaging products acquired in the Telarc acquisition until after they are sold. We also experience difficulty in deploying software at our customer's sites due to its complex nature. Any defect in other software or hardware with which our software interacts could be mistakenly attributed to our software by our customers or their end users. These defects or perceptions of defects could cause our customers and their end users to experience service interruptions. Because our customers depend on our software to provide critical services to their end users, any service interruptions could damage our reputation or increase our product development costs, divert our product development resources, cause us to lose revenue, or delay market acceptance of our products, any of which could harm our business, financial condition, and operating results.

The rapid growth of our operations could strain our resources and harm our business, financial condition, and operating results

     Our recent growth has placed and will continue to place a significant strain on our management systems, infrastructure, and resources. We are increasing the scope of our operations and our customer base domestically and internationally, and we have recently increased our headcount substantially. From December 31, 1997 to September 30, 1999 our total number of employees increased from 144 to 282. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train, and manage our workforce worldwide. We expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. Any failure to expand any of the foregoing areas efficiently and effectively could harm our business, financial condition and operating results. In addition, there can be no assurance that our business will continue to grow at historical rates.

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

Future sales of our common stock may depress our stock price

     If our stockholders sell a substantial number of our shares in the public market during a short period of time, our stock price could decline significantly. As of November 8, 1999, we had 41,229,123 shares of common stock outstanding. Of these, 7,011,412 shares, or approximately 17% of the outstanding shares, were available for sale on the public markets. The remaining 34,217,711 shares of common stock held by existing stockholders are "restricted shares," as that term is defined in Rule 144 under the Securities Act of 1933, as amended. The 34,217,711 restricted shares are subject to lock-up agreements or other contractual restrictions providing that the stockholder will not offer, sell, contract to sell or otherwise dispose of the shares, for a period of 180 days after June 23, 1999, without the prior written consent of Credit Suisse First Boston Corporation. As a result of these lock-up agreements and other contractual restrictions, and unless Credit Suisse First Boston elects to remove the restrictions at an earlier date, none of these shares will be resellable until December 21, 1999.

     Beginning December 21, 1999, approximately 30,050,817 restricted shares will be eligible for sale in the public market, all of which are subject to volume limitations under Rule 144, except approximately 15,682,083 shares eligible for sale under Rule 144(k) and 913,235 shares eligible for sale under Rule 701. Under Rule 144(k), a person who is not deemed to have been an affiliate of ours at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, including the holding period of any prior owner except an affiliate, is entitled to sell such shares without complying with the manner of sale, public information, volume limitation, or notice provisions of Rule 144. In addition, as of November 8, 1999, 3,010,141 shares of our common stock were subject to vested stock options, 6,051,751 were subject to unvested stock options, and 570,043 remained available for grant under our stock plans. Those options, as well as warrants to purchase 866,903 shares of common stock, are also subject to lock-up agreements until December 21, 1999. Credit Suisse First Boston Corporation may, in its sole discretion and at any time without notice, release any portion of the securities subject to lock-up agreements or other contractual restrictions. Sales of substantial amounts of our common stock in the public market after the restrictions lapse could adversely affect the prevailing market price and our ability to raise equity capital in the future.

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

                          PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities and Use of Proceeds

     a) From July 1, 1999 to September 30, 1999 we granted 267,900 options to purchase our common stock at exercise prices ranging from $27.625 to $49.50 under our 1995 Stock Plan. From July 1, 1999 to September 30, 1999, we issued and sold 139,017 shares of common stock at prices ranging from $0.63 to $3.65 per share upon the exercise of stock options granted under our 1995 Stock Plan and the Mobility.Net 1999 Stock Option Plan. The option grants and the stock issuances were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Rule 701 of the Securities Act. The shares of Common Stock acquired upon exercise of options are restricted securities.

     (b) On June 23, 1999, we commenced our initial public offering, which consisted of 6,000,000 shares of our common stock (including 1,000,000 shares offered by the selling stockholders named in the registration statement) at $15.00 per share pursuant to a registration statement (No. 333-76263) (the "Registration Statement") declared effective by the Securities and Exchange Commission on June 23, 1999. Subsequently, and prior to the closing of the initial public offering, the underwriters elected to exercise their over-allotment option, resulting in the sale of an additional 900,000 shares by the selling shareholders.

     We incurred the following expenses in connection with the offering: underwriters' discounts and commissions of $5,250,000 and approximately $1,900,000 in other expenses, for total expenses of $7,150,000.

     After deducting expenses of the offering, we received net offering proceeds of $67,850,000. From June 23, 1999, the effective date of the registration statement, to September 30, 1999, the ending date of the reporting period, the approximate amount of net offering proceeds used were $7.1 million to repay borrowings under our line of credit with Coast Business Credit. The remaining net proceeds are invested in short-term financial instruments.

     No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

Item 3.  Defaults upon Senior Securities

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibit 27 - Financial Data Schedule

     b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1999.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.

                                      SOFTWARE.COM, INC.

Date:  November 12, 1999              By: /s/ John L. MacFarlane
                  -------------           ------------------------------
                                          John L. MacFarlane
                                          Chief Executive Officer

Date:  November 12, 1999              By: /s/ John S. Ingalls
                  -------------           ------------------------------
                                          John S. Ingalls
                                          Chief Financial Officer
                                          (Principal financial officer)

Date:  November 12, 1999              By: /s/ Mark A. Root
                  -------------           ------------------------------
                                          Mark A. Root
                                          Director of Accounting
                                          (Principal accounting officer)