Form 10-K
period 1999-12-31
SOFTWARE COM INC
filed 2000-03-30
CIK 1019180

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM  TO

                       Commission file number: 000-26379

                              SOFTWARE.COM, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                                       77-0392373
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

                              525 Anacapa Street,
                            Santa Barbara, CA 93101
                    (Address of principal executive office)

                                (805) 882-2470
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value
                               (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting-stock held by non-affiliates of the registrant, based upon the closing sale price of its common stock on March 21, 2000 as reported on The Nasdaq National Market, was approximately $4,050,072,806. Shares of common stock held by each named executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 21, 2000, the registrant had outstanding 43,964,627 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The registrant has incorporated by reference into Part III of this Form 10-K to the extent stated herein certain sections of its definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be held on June 2, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

                IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include those set forth in Part II, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, under the subheading "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock." Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

Item 1. Business

Overview

  Software.com develops and markets infrastructure applications for the Internet based on open, Internet standards and protocols. We design these applications, which we refer to as Internet infrastructure applications, to enable service providers to transition to the Internet as the technology foundation for worldwide communications and services. Our applications are designed exclusively for the service provider market--traditional telecommunications carriers; Internet service providers or ISPs and wholesalers; cable-based, Internet access providers; application service providers; competitive local exchange carriers; Internet destination sites or portals; and wireless telephony carriers. We believe that a fundamental component of the success and timing of the transition to an Internet-based communications structure will be enabling and empowering those service providers who possess the vision, experience, infrastructure and economies of scale to bring next-generation communications and services to the consumer and business mass-markets. There is significant and increasing competition for users of these new services, especially with the expansion of the wireless market. Therefore, we believe successful service providers must utilize Internet infrastructure applications that have the ability to perform at increasingly high capacities, or scale, and that have the flexibility to unite both traditional and next-generation communication devices within a common architecture in a cost-effective manner.

  Software.com's business is focused on equipping service providers with the highly scalable Internet infrastructure applications that enable them to offer the most competitive, next-generation communication capabilities and services to millions of subscribers. To accomplish this, we provide our customers with scalable, high-performance products, as well as a broad range of consulting and customer support services that complement these product offerings. Since the company's founding in 1993, our vision has remained the same--supplying Internet standards-based service provider solutions.

  In the race to build user bases, service providers increasingly focus on providing applications and services that help attract and retain customers. Our initial Internet infrastructure applications have been designed to provide service providers with a common platform for multiple messaging services. Internet electronic mail, or Internet email, has proven to be one of the most popular applications on the Internet and a compelling application for attracting subscribers. The growth in the use of Internet email has also attracted businesses, as email becomes a routine method of communicating among employees and with customers, vendors, and partners. As service providers seek to differentiate offerings to attract more business users, service providers are expanding basic email service to create new and innovative Internet messaging services, including "fail-safe" email, wireless messaging, and new types of unified communications services such as integrated email, faxmail and voicemail.

  To take advantage of opportunities in both consumer and business messaging, service providers must deploy messaging services capable of meeting the evolving needs of these groups. Service outages or the loss of messages can lead to adverse publicity for service providers, and can result in the loss of substantial numbers of subscribers. In order to leverage infrastructure investments, service providers must provide systems that can grow to accommodate hundreds of thousands, or even millions, of users and the rapidly increasing number of messages being sent by their larger user bases. Most service providers, however, have neither the products and services in place nor the existing internal technical and development capabilities to address this enormous growth.

  Our service provider customers deploy Software.com's scalable, high-performance Internet infrastructure applications to deliver advanced messaging services to their consumer and business subscribers. Our products have been proven to deliver messaging services in some of the most demanding service provider environments in the world, including those of AT&T WorldNet(R) Service, Excite@Home, GTE Internetworking Services, Sprint PCS and Telecom Italia Net. As of December 31, 1999, we had licensed approximately 75 million seats and we estimate that over 50 million of these seats had been activated. We combine our infrastructure products and services to create advanced solutions that provide several benefits to service providers.

  Our products are designed to easily scale and enable a service provider to offer an increasing array of services to a rapidly-growing number of subscribers. We design our products to be highly available, meaning that a user can access the service when needed, as well as highly reliable, meaning that the users do not lose data that is sent or received. In addition, our technology enables service providers to create, manage, and host multiple offerings on the same infrastructure platform. A service provider can therefore easily tailor feature sets to meet the different and evolving needs of individual segments of its subscriber base. In addition to software products, we offer business planning, system design, capacity planning, on-site operations training, and integrated support services to help service providers rapidly pilot, launch and scale innovative new service offerings. After completion of a consulting engagement, our professional services staff passes essential, site- specific knowledge to our support staff to facilitate a smooth transition from deployment to ongoing customer care. We support our customers' sites on a 24 hour basis and have developed sophisticated tracking and response systems to provide customers with the highest quality support.

  Our goal is to be the leading provider of Internet infrastructure applications designed for service providers. To this end, we intend to continue our exclusive focus on the service provider market. We believe that our exclusive focus on service providers enables us to better identify and offer the feature sets and attributes that are required for our products to be successful in the service provider marketplace. Within the service provider marketplace, we focus our sales efforts on the world's largest service providers. We believe that this strategy allows us to capture the broadest possible user base while targeting a limited number of accounts. We also believe that winning the large, well-known accounts helps our sales to smaller and medium sized providers by enhancing our reputation as a leading provider of Internet infrastructure products in the service provider market. We also intend to leverage our core technology platform to build additional service provider applications. For example, we have integrated Web-based technology, acquired in the Mobility.Net acquisition of April 1999, to enhance the performance of our existing Web interface as well as to ultimately extend our platform through additional Web-based applications. We intend to pursue a similar strategy to leverage the wireless technologies acquired in the Telarc acquisition of October 1999. On March 8, 2000, we entered into an agreement and plan of merger with AtMobile.com, Inc. (also known as @mobile.com), a wireless Internet application developer and application service provider with Instant Messaging technology and Wireless Intelligent Network integration expertise. We believe that if this acquisition is completed, we will be able to use @mobile.com's technology to further expand the wireless messaging capabilities of our platform. We may add additional applications as extensions to the platform through internal development, partnering arrangements or the acquisition of third party technologies. We also intend to continue to leverage the expertise of our professional services organization to help customers design, build, and deploy systems based on our products.

Recent Developments

  Pursuant to our agreement to acquire AtMobile.com, each outstanding share of AtMobile.com stock will be exchanged for approximately 0.06 shares of our Common Stock, and each outstanding option or warrant of AtMobile.com will be converted into an option or warrant to purchase our Common Stock (adjusted for the exchange ratio). The proposed merger is expected to be accounted for as a pooling of interests and is expected to close in the quarter ending June 30, 2000, subject to standard conditions, including regulatory approvals and approval by AtMobile.com stockholders.

Products and Services

  We have developed a scalable, extensible technology platform that provides the foundation for our Internet infrastructure applications. This platform is the core technology that underlies our three current messaging product packages: Post.Office, InterMail Kx, and InterMail Mx. These product packages enable service providers to support a user base ranging from hundreds to millions of subscribers, for both consumers and businesses. The following table sets forth the target customer and architecture for these product packages:

                              Post.Office            InterMail Kx           InterMail Mx
                         ---------------------  ---------------------  ---------------------
Target Customer                                 25,000 to 400,000      250,000 users and
                         100 to 25,000 users     users                  above
Architecture             Single server          Multiple servers,      Multiple servers,
                                                distributed and        distributed and
                                                modular                modular
Operating System         NT, UNIX               UNIX                   UNIX
Object Store Technology  Single multimedia      Single, highly-        Multiple, highly-
                         object store           parallel multimedia    parallel multimedia
                                                object store           object stores

 Post.Office

  Designed to meet the messaging needs of small to medium size service providers, Post.Office is typically chosen by service providers with 100 to 25,000 users, although it can scale to support up to 250,000 subscribers on a single UNIX server. Email system administrators, or postmasters, can use Post.Office to easily administer their entire email systems, while allowing end users to manage their individual email accounts. Post.Office provides a user-friendly administration interface featuring fill- in-the-blank forms and pop-up options assisted by Web-based help links. Post.Office offers a broad array of security features, including multiple password protection levels and numerous user restriction settings. Post.Office also provides a variety of features for preventing the sending and receiving of Internet junk mail, or "spam." Post.Office operates independently of the host computer system, making it difficult to compromise the main system security through the email application.

 InterMail Kx and InterMail Mx

  The InterMail Mx and InterMail Kx product packages are designed to meet the rapidly evolving needs of service providers. InterMail Kx and InterMail Mx are designed to enable service providers to offer premium consumer, business, and Web-based messaging services from a single, integrated solution. InterMail Kx is designed for fast-growing, medium-sized service providers with a subscriber base of up to 400,000. InterMail Mx, which is designed for the largest service providers, scales to support millions of subscribers. The InterMail Kx and InterMail Mx product packages provide postmasters with a suite of powerful system administration tools that enable streamlined subscriber account creation and management. InterMail Kx and InterMail Mx components run on multiple servers, providing greater scalability, reliability, and performance than a single server system.

  Within the InterMail Kx and InterMail Mx product packages, we have developed a broad set of customizable messaging applications, which are designated as different editions: InterMail Standard Edition, InterMail Business Advantage Edition and the recently developed, initial version of InterMail IP VoiceMail Edition. These editions provide a range of functionality and allow service providers to create and customize multiple classes of service at varying price points for consumer and business subscribers. A single InterMail Kx or InterMail Mx installation can host multiple classes of messaging services, thereby eliminating the expense associated with running separate systems. These capabilities help service providers to expand market share, retain subscribers, lower total cost of ownership, and derive increased profits from their businesses. Additionally, we intend to sell through our existing channels a highly scalable, Lightweight Directory Access Protocol (LDAP) Directory, as part of InterMail Mx and upon which our service provider customers can design and develop multiple directory applications.

  InterMail Standard Edition--Designed for service providers offering consumer email or hosting the consumer-oriented services of another service provider, InterMail Standard Edition provides a standard post office protocol or POP3 mailbox, and interfaces with commonly used desktop email clients such as Microsoft Outlook and Outlook Express, Netscape Navigator, and QUALCOMM Eudora. InterMail Standard Edition also includes the ability to access mailboxes from any location where the Internet can be accessed through commonly used Internet browsers such as Microsoft Internet Explorer and Netscape Navigator. InterMail Standard Edition is typically bundled with dial-up or cable access as part of an entry level service provider offering. As with all our InterMail editions, InterMail Standard Edition supports individual account spam protection.

  InterMail Business Advantage Edition--Designed for service providers offering managed messaging to businesses or hosting the business-oriented services of another service provider, InterMail Business Advantage Edition enables service providers to offer fully-functional business mailboxes. InterMail Business Advantage Edition provides a full range of advanced features, including the advanced Internet protocol for delivery and retrieval of messages known as IMAP4, enhanced message encryption, delegated administration, and customer self-care tools.

  InterMail IP VoiceMail Edition--InterMail IP VoiceMail Edition is designed to provide a full function "universal mailbox" that works with Internet standards-based voicemail and faxmail network components. Our solution is intended to be a cost-efficient replacement for traditional call answering, or as a more functional universal mailbox where email, faxmail and voicemail messages are stored in a single mailbox accessed either by telephone or computer.

 Wireless

  We have developed and will continue to develop wireless products to enable service providers to meet the increasing demands of both consumer and business customers to expand mobile communications and access to Internet content and services beyond wireline devices. For example, we have developed products designed to enable the extraction and encoding of Internet data (typically found in HyperText Markup Language (HTML), the document format language used on the World Wide Web) into a document format language, such as chunks of HTML (cHTML), or Wireless Markup Language (WML), that is readable on particular wireless devices.

 Professional and Support Services

  We have designed our professional services offerings to enable our customers to bring their service offerings to market more quickly by leveraging our significant expertise in deploying and managing large-scale messaging solutions. Our professional services offerings include a wide range of consulting services such as business planning services, system assessment, system architecture review, system migration, and operations management, as well as rapid deployment and integration of our InterMail messaging products. We offer professional services in connection with the initial deployment of our products, as well as on an ongoing basis to address the continuing needs of our customers. Our services are designed to ensure on-schedule implementation, whether the customer is installing a completely new system, migrating from an old system, or expanding an existing Software.com system. We work with our customers to ensure that all of the components of their messaging systems are selected, configured, and integrated to manage subscriber services and growth. As of December 31, 1999, our professional services staff consisted of 44 employees. In addition, we also supplement our professional services staff with outside contractors from time to time.

  Our Support Solutions group provides 24 hour global support services to meet the demanding needs of the largest service providers. For each customer, we designate a primary support engineer with responsibility for fielding and addressing all support issues for that customer. We monitor support issues internally using a variety of integrated processes, including regular customer interaction sessions. Customers have access to a dedicated Web site where information on past and outstanding issues is posted, and through which updates and upgrades can be delivered for ease of implementation. We maintain support groups in Santa Barbara, California and

Lexington, Massachusetts for North American customers, as well as Windsor, England and Naarden, the Netherlands for European customers, Hong Kong, PRC for Asian customers and Tokyo, Japan for Japanese customers. As of December 31, 1999, our Support Solutions group consisted of 22 employees.

Customers

  Numerous service providers around the world use our products as the platform for their Internet messaging applications. As of December 31, 1999, over 1,000 service providers had purchased licenses for our Post.Office and InterMail messaging software. Our customers range from some of the largest service providers in the world, with millions of users, to local Internet service providers providing Internet connectivity and services with a hundred or more users. In 1999 no customer accounted for more than 10% of revenue. The majority of our customers can be classified according to the following criteria:

  . Traditional Telecommunication Carriers: These customers are comprised of the Internet service provider organizations within established telecommunications companies, such as the Regional Bell Operating Companies (RBOCs) in the United States and national telephone companies overseas.

  . Internet Service Providers (ISPs) and Wholesalers: This group is made up of companies focused primarily on providing Internet connectivity and related services enabled by the Internet, such as Web hosting and managed messaging. Our customers in this group include hundreds of local ISPs in North America, South America, Europe, and Asia focused on providing Internet services to local communities.

  . Cable-based Internet Access Providers: Our customer base includes a number of companies focusing on providing Internet services to end users through broadband access, notably cable modems. Some of these customers partner with cable companies, and some are wholly owned divisions within established cable providers.

  . Application Service Providers: These customers are comprised of companies that host applications as a service to their end users.

  . Competitive Local Exchange Carriers (CLECs): This group is made up of companies, other than RBOCs, that offer local phone service. These companies typically also offer Internet connectivity and services.

  . Internet Portals: A number of companies position themselves as Internet destination sites, or portals, a point of entry to the Internet for a consumer or business. Many of these portals offer messaging services to consumers without charge, generating revenues instead by selling advertising space on the message screens.

  . Wireless Telephony Carriers: This group is made up of companies that offer wireless network services (such as telephone and short messaging services) and, increasingly, Internet access and services (such as content delivery to mobile devices).

Strategic Relationships

  We have established a number of formal and informal relationships with companies that provide infrastructure components and software to service providers. We work with these companies to develop additional products and services based on our infrastructure platform. In addition, we believe that these partners offer opportunities to expand our sales channels. Set forth below are descriptions of our relationships with several of our partners:

  Cisco Systems. We have been working with Cisco Systems on a variety of product development efforts, including unified communications based on Internet protocols, network (hosted) applications, and directory technology. Our work with Cisco has focused on providing solutions for common customers and partners. In February 1997, Cisco made the first of two equity investments in Software.com.

  Hewlett-Packard. Hewlett-Packard has selected InterMail as its preferred messaging application for the service provider market. Hewlett-Packard markets solutions, including our applications, to rapidly growing service providers that are building the infrastructure to offer unified communications and managed messaging services and to those offering Internet services to consumers and businesses. We also work closely with Hewlett-

Packard to improve the performance and customization of our applications on Hewlett-Packard's HP-UX operating systems. In April 1999, Hewlett-Packard purchased a minority equity interest in Software.com.

  IBM. IBM offers InterMail Kx and Post.Office on its high performance operating systems and hardware, including bundled offerings of InterMail Kx and Post.Office on its servers. We work with IBM on a high availability, high reliability, carrier-scale performance solution based on InterMail and IBM's Serial Storage Architecture disk subsystems, and high-availability cluster multiprocessing software. In addition, IBM integrates its Intelligent Subscriber Management System with InterMail for IBM's service provider customers.

  Telcordia Technologies. Our Strategic Solutions and Professional Services groups have been working with Telcordia Technologies (formerly Bellcore) on deploying a next-generation, unified messaging platform based on standard Internet protocols. We will continue to partner with Telcordia to explore emerging opportunities created by the convergence of voice and data networks, including voicemail and faxmail based on Internet protocols.

  Nortel. Nortel Networks has selected the InterMail platform as the messaging component of its Managed Application Services Initiative, giving application service providers (ASPs) an end-to-end solution. We will continue to partner with Nortel to explore emerging opportunities created by the convergence of voice and data networks, including voicemail and faxmail based on Internet protocols in the ASP market.

  We work closely with many other UNIX vendors to customize our messaging software to run on their systems. These relationships enable us to sell our products to service providers that use different hardware platforms. We have relationships with Sun Microsystems (for Solaris) and Compaq/DEC (for Digital
UNIX). We also work on integration, sales and marketing projects with other companies that currently sell in the service provider market, including several billing/provisioning systems vendors.

Sales

  We market and sell our products and services exclusively to service providers. Our sales strategy focuses on the pursuit of key accounts worldwide through a direct sales force and additional market segments through a combination of direct and indirect channels. We divide the service provider market into three segments: Tier One, Tier Two, and Tier Three. Our sales approach for a given customer depends upon the tier in which we categorize the customer's account.

 Tier One Accounts

  Tier One accounts consist of a designated list of the largest and most well-known service providers in the world, and are targeted by our direct sales force. Our InterMail Mx product is specifically designed for these Tier One accounts whose current subscriber base generally exceeds 250,000 users, and whose projected subscriber base generally exceeds one million users. We have Tier One direct sales force personnel located in California, Colorado, Texas, Virginia, Massachusetts, England, Germany, France, Spain, the Netherlands, Japan, Australia, and the People's Republic of China (PRC). The direct sales force is organized into account teams, consisting of a sales director and a sales engineer, or "technology consultant." Each team has responsibility for a designated number of Tier One accounts in the region. We generate sales leads for Tier One accounts through a combination of direct and indirect initiatives, such as seminars, presentations and responses to requests for proposals. The Tier One sales process typically involves a large expense commitment from us and the sales cycle in these accounts lasts from several months to over a year. We intend to increase the size of our direct sales force in the Americas, Europe, and Asia to further pursue Tier One account opportunities.

 Tier Two Accounts

  We characterize Tier Two accounts as those service providers with a current subscriber base in excess of 25,000 users and a projected subscriber base of up to 400,000 users. The performance and feature requirements of Tier Two accounts are closely aligned with those of larger service providers. We offer the InterMail Kx package to satisfy the requirements for these Tier Two accounts. We target these accounts through a combination of direct and indirect channels, referred to as the "territory" channel. We have Tier Two direct sales force personnel located in California, Colorado, Texas, Massachusetts, Virginia, England, Italy, the Netherlands, Japan, and Singapore. The Tier Two direct sales force is complemented by multiple indirect distribution channel partners, including resellers, systems integrators, and joint marketing partners, such as IBM and Hewlett-Packard. The majority of our indirect sales partners purchase our software from us at a specified discount and resell the software to their customers. The indirect channels are designed to increase geographic sales coverage for Tier Two service providers and to leverage the existing sales organizations of key strategic partners. We are in the early stages of building these distribution channels and intend to significantly increase our indirect channel for territory sales.

 Tier Three Accounts

  Tier Three accounts consist of small to medium size service providers that operate on a single-server architecture and typically have an installed base of less than 25,000 users. In general, these small to medium size service providers are best suited for the Post.Office product package. We target these accounts primarily through indirect channels, including resellers, systems integrators, and joint marketing partners. However, we also have several Tier Three direct telephone sales force personnel located in California. We conduct a substantial amount of Tier Three sales via our external website with direct software downloads to users.

Marketing

  We engage in a broad range of marketing activities, including advertising our products and services in print and electronic media, sponsoring seminars and events for customers and potential customers, participating in trade shows and conferences, and providing product information through our Web site. We also work closely with the marketing departments of our strategic partners and customers to promote new service offerings, including their messaging initiatives, that are enabled by our products. These efforts are augmented with the assistance of several public relations firms specializing in the technology marketplace in an effort to further establish and define the market for highly scalable messaging products for service providers. For the Tier Two and Tier Three market segments, we periodically undertake direct mail programs designed to promote brand name awareness and inform existing customers of advances in product features. In addition, we periodically publish white papers and industry reports to promote awareness of our technology and advances in industry practices.

  Through product planning, market strategy, competitive analysis, and product program management, we continue to provide marketing and product leadership for our customers by delivering quality products and services in a timely and predictable manner. For example, we travel to customers and prospects worldwide to gather market research, competitive information, and customer input on product features so that our future products and services meet the unique needs and requirements of the service provider market.

Technology

  With our InterMail Mx and InterMail Kx packages, we have developed a scalable, high performance platform for building messaging and other Internet-standard, data intensive applications. Our platform is based on a partitioned cluster architecture, which is described below.

  Partitioned Cluster Architecture--Our software partitions or separates message processing into a series of steps, such as retrieving a message from the Internet, storing it on disk, and delivering it to the user. The software for each step is called a component, and a set of partitioned components makes up a cluster. All components can run on a single computer for a smaller system, or can be distributed across many computers for a large system. When required, components can be duplicated to provide even more capacity. The partitioned cluster architecture increases performance and capacity by doing steps in parallel on separate computers. Disk intensive operations, such as saving messages on the disk, are separated from network intensive operations, such as delivering messages to the Internet. The computer running a disk-intensive component can be optimized for high-speed disk access, while the network intensive component can run on a much less expensive computer. Partitioning increases overall performance and capacity while minimizing hardware costs. Components are location independent in that they can be freely moved from one computer to another to reconfigure the cluster. Hardware can be added or removed from the cluster while it continues to operate. Duplicating individual partitions enables high-availability or non-stop operation, where the cluster continues to run even with a particular partition out of service.

  Distributed Object Protocol--We have developed an innovative distributed object communications protocol for reliable, efficient communications between the components. This protocol, called Remote Method Execution, or RME, supports messaging transactions and journaling to insure that the cluster is reliable. A transaction is composed of several operations, such as inserting a message into a user's mailbox. Our transaction software ensures that every operation is either fully completed or fully reversed so it can be done at a later time. A list of completed transactions is kept in a separate file, called a journal. The journal is used to reconstruct the messages in the event that there is a system failure. In addition, RME has a "versioning" mechanism that allows older components to properly work with newer ones. This allows upgrading the cluster to new software while the cluster is running for non-stop operation. RME provides a high performance programming interface to all components and enables us and third parties to create new messaging applications.

  Multimedia Object Store--The object-level storage component is used to reliably and efficiently store, organize and retrieve a variety of messaging media types, including text, graphics, voice, audio, video, and facsimile. In our storage component, messaging data is accessed via an object-oriented software layer, which uses self-contained, reusable pieces of software code known as objects to separate, protect, and isolate the data from the components that use it, so that both the data structures and components can be independently updated. Our object store is multithreaded, meaning that several specific tasks within the component are run in parallel. It utilizes a high degree of caching, where frequently used information is kept in memory, to increase performance and scalability for data intensive messaging operations. The object store has an extensible file system layout, so that additional storage can be added while the system is on-line, supporting high availability operation.

  Replicated, Multi-Master Directory--Each component in a cluster needs to access common information, such as a user's name and password. This data is accessed every time a message arrives or a user accesses a mailbox. As a result, specialized replicated directory technology is needed to support a large cluster. The cluster has a core database that contains the common information and a set of high-speed multi-threaded replicas of that information, meaning that different operations can take place concurrently within the same program. By using multiple replicas, the common information can be accessed a virtually unlimited number of times. The replicas support the industry standard Lightweight Directory Access Protocol (LDAP) access, so third party applications can access information in a standard format. The directory is a "multi-master" system, meaning that applications can access or add information to any replica and the directory will automatically update the database and other replicas so that data is consistent across all components. These advanced replication and updating protocols are unique to our messaging system and are a key element in providing scalability.

  Access and Delivery Components--Our cluster has a set of data access and delivery servers that implement the standard Internet messaging protocols. The Message Transport Agent (MTA) implements simple mail transfer protocol or SMTP, the standard protocol used to send mail from one computer to another on the Internet. POP3 and IMAP4 data access components implement the protocols used by desktop email applications, such as Microsoft Outlook or Netscape Navigator. The Web component provides a complete Web server for access email using standard browsers. Our Mobility.Net technology provides additional flexibility for service providers to customize their Web interfaces. The number and type of access components can be optimized to meet the requirements of particular service providers.

The platform technology used for the Post.Office product package shares many of the underlying technology components of the InterMail Kx and InterMail Mx platform. Post.Office is a single computer package, so all messaging components are pre-configured to run on the same computer, to simplify installation and operation. It has a single MTA, POP3, directory and message store component.

  Mobility.Net Technology. Our Mobility.Net technology consists primarily of software designed to improve a user's ability to retrieve and send electronic messages using a Web browser. This is referred to as a Web access server. We have integrated the Mobility.Net technology into our Post.Office and InterMail product packages to improve the performance of our Web access server and to enable us to offer additional features that are dependent on advanced Web access server technology.

  Unified Messaging. Our multimedia messaging platform has been integrated with voice-over Internet protocol, or VOIP, gateway services from vendors such as Cisco Systems. In a typical unified communications system, voice and fax data are converted into email messages, which are then delivered to the messaging platform for storage and retrieval. An LDAP directory provides account and mailbox information storage. Our unified messaging platform also provides service providers the ability to leverage their existing subscriber bases and offer enhanced services such as unified mailbox and integrated fax services. In addition to offering a unified communications platform for new market entrants, our messaging platform may also allow a service provider to replace legacy voice mail servers, thereby reducing costs, increasing telephony bandwidth and maintaining a flexible service creation platform.

  Telephony Integration. Our messaging platform is extended into existing wireline and wireless carrier networks and is integrated with existing telephony architectures. Our Telarc technology provides an infrastructure for the convergence of IP-based services and telephony-based services by enabling IP-based access directly to networks using standard telephony protocols known as Signaling System 7 (SS7) protocols. Our Telarc technology also allows us to offer products to service providers in the short messaging services market by allowing direct access to the mobile switching centers of a wireless telephony provider.

  If our proposed acquisition of @mobile.com closes, we will acquire technology which we intend to layer applications upon our Telarc infrastructure. We plan to leverage @mobile.com's Wireless Intelligent Networking expertise and its instant messaging technology to adapt our intended release of an LDAP directory to address the wireless data services needs of wireless network carriers, to produce a wireless instant messaging product, and ultimately to enhance our multimedia messaging platform and short messaging technology. Our goal is to enable our customers to provide end-to-end wireless unified communications solutions to their subscribers.

  We have made substantial investments in research and development. We believe that our future performance will depend in large part on our ability to maintain and enhance our current platform and product families, develop or acquire new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of service provider requirements. As of December 31, 1999, our research and development staff consisted of 111 employees.

Competition

  The market for Internet standards-based messaging and infrastructure products and services is intensely competitive, and we expect it to become increasingly so in the future. We compete in our core service provider market with many software providers and, in some instances, with outsourced messaging providers who have either internally developed or acquired their own messaging software. We also compete, principally on the basis of performance, features and price, against messaging solutions based on public domain software code that is developed and enhanced internally by service providers. We compete to a more limited extent with providers of messaging applications designed for the enterprise market.

  Our current software competitors in the service provider market include iPlanet E-Commerce Solutions (a SunNetscape Alliance) and Isocor, which was recently acquired by Critical Path. We also indirectly compete with Critical Path when it offers outsourced messaging to the service provider market and with Microsoft, whose current messaging product was developed for the enterprise market but is sold to some service providers. In addition, with our intended release of a highly scalable LDAP directory with InterMail Mx, we will become more direct competitors with Novell's NDS technology and Microsoft's Active Directory product, to the extent that these products are marketed to service providers. In addition, as we continue to enter the wireless messaging market, a rapidly developing field, several larger companies could turn out to be our competitors. We believe that competition will intensify as our current competitors increase the sophistication of their offerings and as new market participants, including additional providers of outsourced messaging services enter the market. Many of our current and future competitors have longer operating histories, larger installed customer bases, greater brand recognition, and significantly greater financial, marketing and other resources than we do. In addition, these competitors may benefit from existing strategic and other relationships with each other or with our current customers. We must respond quickly and effectively to the new products, services, and enhancements offered by our competitors in order to continue our growth.

  Microsoft, among other software providers, is well-positioned to become increasingly competitive in our core service provider messaging market. We believe that Microsoft is currently in the process of developing electronic messaging software to compete more directly in our core service provider market. Because of its dominance in other software markets, Microsoft has many competitive advantages over us. For example, Microsoft could incorporate electronic messaging technology into its Web browser software, its client operating system or email interface, or its server software offerings, possibly at no additional cost to service providers or end users. In addition, Microsoft may promote technologies and standards that are not compatible with our technology, or that are less compatible with our technology than competitive products offered by Microsoft. We believe that Microsoft's increasing presence in the electronic messaging software industry will dramatically increase competitive pressure in the market, leading to increased pricing pressure and longer sales cycles. These competitive pressures may force us to reduce the prices of our products, and may also materially reduce our market share.

  In addition to the existing competitors listed above, voicemail solutions providers could be formidable competitors in the unified communications infrastructure software and Internet voicemail markets because of their established presences as voicemail providers to the service provider market and ownership of technologies for the conversion of voice to data. If we are unable to cooperate or compete effectively with Microsoft, existing voicemail solution providers, or our other existing or emerging competitors, our business, financial condition, and operating results will suffer.

Intellectual Property and Proprietary Rights

  Our ability to compete and continue to provide technological innovation is substantially dependent upon internally developed technology, including the entire InterMail product line. We rely on a combination of copyright, trade secret, and trademark law to protect our technology, although we believe that other factors such as the technological and creative skills of our personnel, new product developments, frequent product and feature enhancements, and reliable product support and maintenance are more essential to maintaining a technology leadership position. As of December 31, 1999, we did not have any patents issued or pending; however, if the proposed AtMobile.com acquisition closes, we will acquire 1 patent and a number of patent applications, specifically for wireless subject matter.

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

  We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. However, we do not regularly conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. There are many issued patents as well as patent applications in the electronic messaging field. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products. In addition, our competitors and other companies as well as research and academic institutions have conducted research for many years in the electronic messaging and wireless fields, and this research could lead to the filing of further patent applications. If we were to discover that our products violated or potentially violated third party proprietary rights, we might not be able to obtain licenses to continue offering those products without substantial reengineering. Any reengineering effort may not be successful, nor can we be certain that any licenses would be available on commercially reasonable terms.

  Substantial litigation regarding intellectual property rights exists in the software industry, and we expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of software products in different industry segments overlaps. Any third-party infringement claims could be time- consuming to defend, result in costly litigation, divert management's attention and resources, cause product and service delays or require us to enter into royalty or licensing agreements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, financial condition, and results of operations.

Employees

  As of December 31, 1999, we had 309 full-time employees, 111 of whom were in research and development, 74 in sales and marketing, 82 in services and support and documentation, and 42 in general and administrative. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Item 2. Properties

  Our corporate headquarters are located in Santa Barbara, California, where we have two leases for approximately 36,085 square feet of space in separate office buildings. Our East Coast headquarters are located in Lexington, Massachusetts, where we have a lease for approximately 32,000 square feet of space in a single office building. We lease additional space in San Mateo, California, Bellevue, Washington and Hauppauge, New York for development personnel. Our primary European operations are located in Naarden, the Netherlands, with an additional office in Windsor, England. Our primary Asian operations are located in Tokyo, Japan. In addition to these facilities, we also lease office space for sales personnel in Dallas, Denver, Reston, Germany, Australia and the PRC. We believe that these existing facilities are adequate to meet current foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

Item 3. Legal Proceedings

  From time to time we have been subject to legal proceedings and claims in the ordinary course of business. Although we are not currently involved in any material legal proceedings, we expect that we will in the future be subject to legal disputes, including claims of alleged infringement of third party patents, trademarks, and other intellectual property rights by us and our licensees. Any claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We are not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

Item 5. Market For The Registrant's Common Stock And Related Stockholder
Matters

  Our common stock commenced trading on The Nasdaq National Market under the trading symbol SWCM on June 23, 1999. The price for the common stock as of the close of business on March 20, 2000 was $ 138.000 per share. As of March 20, 2000, we had approximately 317 stockholders of record.

  The following table sets forth the high and low sales prices per share of our common stock for the periods indicated:

                                                                 High     Low
                                                               -------- -------
   1999:
     Second Quarter (from June 23, 1999)...................... $ 23.188 $18.063
     Third Quarter............................................ $ 53.250 $24.938
     Fourth Quarter........................................... $114.000 $44.625
   2000:
     First Quarter (through March 20, 2000)................... $155.000 $65.000

  We have never paid any cash dividends on our common stock. We intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

  The stock markets have experienced price and volume fluctuations that have particularly affected technology companies, resulting in changes in the market prices of the stocks of many companies which may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of our common stock. In addition, factors such as announcements of technological innovations or new products by us or our competitors, market conditions in the software or Internet infrastructure industries and quarterly fluctuations in our operating results may have a significant adverse effect on the market price of common stock.

  On October 20, 1999, we issued 211,918 shares of our common stock, along with cash, to the former sole stockholder of Telarc, Inc., in connection with the merger of Telarc with and into our wholly-owned subsidiary. The actual number of shares we issue in connection with the transaction is subject to downward adjustment to the extent that claims are made against an escrow fund created at the time of the transaction. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and we believe that it was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof. The recipient in the transaction represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in the transaction. The recipient had adequate access, through his relationship with us, to information about us.

Item 6. Selected Consolidated Financial Data

  In reading the selected consolidated financial data set forth on the opposite page, you should refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes included elsewhere herein.

  The statement of operations data for the years ended December 31, 1999, 1998, 1997 and 1996 and the balance sheet data at December 31, 1999, 1998, 1997 and 1996 are derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors. The statement of operations data for the year ended December 31, 1995 and the balance sheet data as of December 31, 1995 are derived from unaudited consolidated financial statements not included herein.

  Our historical results are not necessarily indicative of the results we will achieve in any future period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                          Year Ended December 31,
                                  --------------------------------------------
                                    1999     1998      1997     1996     1995
                                  --------  -------  --------  -------  ------
                                    (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Revenues:
  Software licenses.............. $ 26,847  $17,462  $  7,859  $ 6,555  $3,185
  Services.......................   17,791    8,157     2,807    1,327   1,542
                                  --------  -------  --------  -------  ------
Total revenues...................   44,638   25,619    10,666    7,882   4,727
Cost of revenues:
  Software licenses..............    2,677    1,568       689      218      58
  Services.......................   11,591    7,451     2,675      767     --
                                  --------  -------  --------  -------  ------
Total cost of revenues...........   14,268    9,019     3,364      985      58
                                  --------  -------  --------  -------  ------
Gross profit.....................   30,370   16,600     7,302    6,897   4,669
Operating expenses:
  Sales and marketing............   18,505   10,769     8,607    4,554     552
  Research and development.......   14,080    8,716     6,309    3,457   1,263
  General and administrative.....    6,101    4,036     3,093    2,136     811
  Amortization of goodwill and
   purchased intangible assets...      329      --        --       --      --
  Purchased in-process research
   and development...............    3,210      --        --       --      --
  Legal matter...................     (200)    (400)    1,000      --      --
                                  --------  -------  --------  -------  ------
Total operating expenses.........   42,025   23,121    19,009   10,147   2,626
                                  --------  -------  --------  -------  ------
  Income (loss) from operations..  (11,655)  (6,521)  (11,707)  (3,250)  2,043
Other income (expense):
  Interest income................    2,060      293       298       87     --
  Interest expense...............     (598)    (645)      (59)     --      --
  Other..........................     (128)     (84)      --       --       (4)
                                  --------  -------  --------  -------  ------
  Total other income (expense)...    1,334     (436)      239       87      (4)
                                  --------  -------  --------  -------  ------
  Income (loss) before income
   taxes.........................  (10,321)  (6,957)  (11,468)  (3,163)  2,039
Provision for income taxes.......      212      446         1      --       69
                                  --------  -------  --------  -------  ------
Net income (loss)................  (10,533)  (7,403)  (11,469)  (3,163)  1,970
  Accretion on redeemable
   convertible preferred stock...     (403)    (825)     (730)    (180)    --
                                  --------  -------  --------  -------  ------
  Net income (loss) applicable to
   common stockholders........... $(10,936) $(8,228) $(12,199) $(3,343) $1,970
                                  ========  =======  ========  =======  ======
  Basic and diluted net income
   (loss) per share.............. $  (0.31) $ (0.29) $  (0.44) $ (0.13) $ 0.10
                                  ========  =======  ========  =======  ======
  Weighted average shares
   outstanding used in computing
   per share amounts.............   35,341   28,228    27,814   25,419  20,080
                                  ========  =======  ========  =======  ======

                                           December 31,
                              -----------------------------------------
                                1999     1998     1997     1996   1995  1994
                              -------- --------  -------  ------ ------ -----
                                              (in thousands)
Consolidated Balance Sheet
 Data:
Cash and cash equivalents.... $ 41,715 $  5,447  $ 6,083  $3,163 $2,182 $ 143
Working capital
 (deficiency)................   73,044     (115)    (531)  4,446  2,271  (178)
Total assets.................  104,039   19,059   13,944   7,692  3,742   315
Long-term debt...............      --       100      340     --     --    --
Redeemable convertible
 preferred stock.............      --    13,370   12,838   4,710    --    --
Total stockholders' equity
 (deficit)...................   85,429  (10,061)  (9,912)  1,975  2,551    (9)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock." Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

Overview

  Software.com is a leading developer and provider of scalable Internet infrastructure software applications. Our products and services are specifically designed to enable service providers to market Internet based services to businesses and consumers. We have focused on developing carrier-scale, high performance messaging software applications for providers of Internet communications and services. We currently develop, market, sell, and support a variety of Internet standards-based messaging software to customers worldwide, including traditional telecommunications carriers, Internet service providers and wholesalers, application service providers, cable-based Internet access providers, competitive local exchange telephone carriers, Internet destination sites or portals and wireless telephony carriers. We have developed three product packages: Post.Office, InterMail Kx and InterMail Mx based on our infrastructure platform. These products allow our customers to provide a variety of advanced messaging services to their Internet-based consumer and business users.

  We were incorporated in California in October 1994. Our operating activities during 1994 and through 1995 related primarily to research and development of our messaging software platform. In May 1996, we merged with Accordance Corporation. Accordance had a multiple server messaging product called InterMail. During the second half of 1996, we focused on integrating our two product lines and building sales and marketing channels to target the service provider market.

  In March 1997, we began building our professional services organization and offering systems architecture and deployment consulting services to our customers. The initial professional services group consisted of five consultants and grew to 14 by the end of 1997 and to 44 by the end of 1999 as the number of customers requesting our services increased. During 1997, we also continued to build our development and quality assurance teams using proceeds from the sale of preferred stock to Cisco Systems in February 1997. Cisco Systems increased its equity investment in August 1998, which we used to begin our overseas expansion in Europe and Asia, as well as to grow our global direct sales force and service organizations.

  In March 1999, we entered into a marketing relationship with Hewlett-Packard and, in connection with this agreement, Hewlett-Packard made an investment in Software.com in April of 1999. In April 1999, we completed the acquisition of Mobility.Net Corporation, a California company incorporated in July 1996. Mobility.Net developed an integrated Web mail and calendaring system using a Java-based technology platform that complements our product offerings. The acquisition of Mobility.Net has been accounted for as a pooling. In June 1999 we released WebEdge Mail and Calendar, a Web-based email and calendaring server from Mobility.Net, for small and medium sized service providers. In October 1999, we completed the acquisition of Telarc, Inc., which currently provides carrier-scale Short Messaging Service (SMS) technologies that complement our product offerings. The acquisition of Telarc Inc. has been accounted for as a purchase.

  We recognize revenue from sales of software upon delivery of a license key to the customer, provided that persuasive evidence of an arrangement exists, the license fee is fixed and determinable, and collection of the fee is considered probable. If the license agreement has a multi-year term, as is typical with an InterMail Mx contract, or the license fees are calculated based on variable measures, such as the number of mailboxes in use, we recognize revenue as the customer activates mailboxes on their system. When we enter into a contract where a customer may activate up to a specified number of mailboxes and support and maintenance fees are based on that specified number, we recognize revenue evenly and ratably as payments become due over the term of the arrangement. When we enter into license agreements under which our revenues are based on a percentage of our customer's revenues, we recognize revenue as earned and reported by the customer. Revenues from sales to significant resellers are not recognized until the product is sold through to the end user and the license key is issued.

  Service revenue is composed of revenue from support and maintenance contracts as well as professional services and training. Revenues from support and maintenance contracts are recognized ratably over the term of the support and maintenance period. Substantially all of our InterMail Mx and InterMail Kx customers purchase support and maintenance, which is paid generally on a quarterly basis. Although the majority of our Post.Office customers initially purchase an annual support and maintenance contract, a relatively small percentage of these customers renew the contracts after the first year. This is primarily due to the ease of use of the product and the customers' ability to purchase more economical "per-incident" support services. Consulting services revenues are primarily related to deployment services performed on a time-and- materials basis under separate service arrangements. We recognize revenues from consulting and training services using the percentage of completion method. When software and services are billed prior to the time the related revenue is recognized, deferred revenue is recorded.

  In a typical InterMail Mx customer relationship, we receive software license revenue, support and maintenance revenue, and professional services revenue. We recognize these three types of revenue at different stages of our customer relationship. Substantially all of our professional services are performed prior to the activation of mailboxes by the customer. As a result, we generally recognize revenue from professional services in advance of revenue from software license fees. If a customer has a large number of existing users, we typically see a large revenue contribution at the time the customer transfers or "migrates" existing user mailboxes to our software platform. After this transfer, the software license revenue primarily reflects the growth in the number of mailboxes on the customer's system. Support and maintenance revenue begins after installation of our software and also primarily reflects the growth in the number of mailboxes.

  In 1999, 1998 and 1997, revenues attributable to customers outside of North America accounted for approximately 55%, 37% and 24% of our total revenues. We are making significant expenditures on expansion in Europe and Asia, including the translation of our products for use in these regions, and we expect these expenditures to increase. If our revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer.

  We believe our success depends on our ability to execute on our global sales strategy and continue to develop carrier-class products and services which address the unique requirements of service providers. Accordingly, we intend to continue to invest heavily in sales, support, and research and development. Furthermore, we expect to continue to incur operating losses for the next several quarters, and our expected increase in operating expenses will require further increases in revenues before we become profitable.

  In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Additionally, despite our sequential quarterly revenue growth during 1999 and 1998, we do not believe that historical growth rates are necessarily sustainable or indicative of future growth.

Results of Operations

  The following table sets forth our results of operations expressed as a percentage of revenues.

                                                       Year Ended December
                                                               31,
                                                       -------------------------
                                                       1999   1998   1997   1996
                                                       ----   ----   ----   ----
Consolidated Statement of Operations Data:
Revenues:
  Software licenses...................................  60 %   68 %    74 %  83 %
  Services............................................  40     32      26    17
                                                       ---    ---    ----   ---
    Total Revenues.................................... 100    100     100   100
Gross margins:
  Gross margin on software licenses...................  90     91      91    97
  Gross margin on services............................  35      9       5    42
                                                       ---    ---    ----   ---
    Gross profit......................................  68     65      68    88
Operating expenses:
  Sales and marketing.................................  41     42      81    58
  Research and development............................  32     34      59    44
  General and administrative..........................  14     16      29    27
  Amortization of goodwill and purchased intangible
   assets.............................................   1    --      --    --
  Purchased in-process research and development.......   7    --      --    --
  Legal matter........................................ --      (2)      9   --
                                                       ---    ---    ----   ---
    Total operating expenses..........................  95     90     178   129
                                                       ---    ---    ----   ---
Loss from operations.................................. (27)   (25)   (110)  (41)
Other income (expense):
  Interest income.....................................   5      1       3     1
  Interest expense....................................  (1)    (3)     (1)  --
  Other............................................... --     --      --    --
                                                       ---    ---    ----   ---
Total other income (expense)..........................   4     (2)      2     1
                                                       ---    ---    ----   ---
Loss before income taxes.............................. (23)   (27)   (108)  (40)
Provision for income taxes............................   1      2     --    --
                                                       ---    ---    ----   ---
Net loss.............................................. (24)%  (29)%  (108)% (40)%
                                                       ===    ===    ====   ===

Comparison of Years Ended December 31, 1999 and 1998

  Software Licenses. Software license revenue increased $9.3 million, or 53%, from $17.5 million in 1998 to $26.8 million in 1999. The increase in software license revenue was primarily due to greater revenue from sales of our InterMail product offerings, somewhat offset by a decrease in sales of our Post.Office product. The largest contributor to software license revenue continues to be our InterMail Mx product offering, which grew 56% in 1999 over 1998. The increase in InterMail Mx revenue was primarily a result of increased growth from existing and new customers and to a lesser extent large migrations of mailboxes from other existing platforms of new customers.

  Our InterMail Kx product was introduced in March of 1999 and overlaps to some extent with our Post.Office product. Both products are targeted at small and medium size service providers worldwide. Combined revenues from Post.Office and InterMail Kx resulted in a 57% increase from 1998 to 1999, however revenues from Post.Office decreased 27% from 1998 to 1999. We expect revenues from Post.Office to continue to decrease as sales of our InterMail Kx product offering increase.

  The decrease in software license revenue as a percentage of total revenues was primarily related to an increase in support and maintenance from ongoing and new contracts and to a lesser extent a decrease in migrations of mailboxes from new customers from 1998 to 1999. In 1999 we had seven migrations compared to 13 in 1998.

  Services. Services revenue is primarily derived from consulting services, maintenance and support contracts, and training. Services revenue increased $9.6 million, or 117%, from $8.2 million in 1998 to $17.8 million in 1999. The increase in services revenue for 1999 as compared to 1998 was primarily due to a $4.9 million increase in support and maintenance contracts as our customer base grew, and a $4.8 million increase in professional services as the number of professional services engagements increased. As a percentage of total revenues, services revenue increased to 40% in 1999 from 32% in 1998. This increase was primarily related to support and maintenance from ongoing and new contracts as well as an increased number of professional services engagements associated with new and existing contracts. In 2000 we expect services revenue as a percentage of total revenues to decrease to some extent as a result of continued growth in license revenue relative to growth in services revenue.

  Cost of Software License Revenue. Cost of software license revenue consists primarily of the cost of third party products integrated into our products or resold by us and the salaries and related costs for our documentation department and the production of documentation for our InterMail products. Cost of software license revenue increased $1.1 million, or 69%, from $1.6 million in 1998 to $2.7 million in 1999. The increase was primarily due to an increase in our documentation department as well as increased investment in product translation for our international markets. Additionally, in 1999 we resold a third party database to eight of our InterMail Mx customers, with the cost of that software included in cost of software license revenue in 1999. In 1998, we resold a third-party database to five of our customers.

  Cost of Services Revenue. Cost of services revenue includes salaries and related costs of our consulting services and customer support organizations, cost of third parties contracted to provide consulting services to our customers, and an allocation of our facilities and depreciation expenses. Cost of services revenue increased $4.1 million, or 55%, from $7.5 million in 1998 to $11.6 million in 1999. The increase in cost of services was primarily due to an increase in our consulting and support organizations from 37 employees at December 31, 1998 to 73 employees at December 31, 1999 to support our larger customer base. The improvement in gross margin on services revenue from 9% for 1998 to 35% in 1999 was substantially attributable to improved margins on support and maintenance contracts.

  Sales and Marketing. Sales and marketing expense consists primarily of salaries and benefits of our sales, marketing, product management and business development organizations, sales commissions, marketing programs, and an allocation of our facilities and depreciation expenses. Sales and marketing expense increased by $7.7 million, or 71%, from $10.8 million in 1998 to $18.5 million in 1999. The increase in sales and marketing expense was primarily due to an increase in sales commissions commensurate with the increase in revenues as well as growth in our global sales organization. The total number of employees in the sales and marketing organization increased from 53 at December 31, 1998 to 74 at December 31, 1999. We expect our sales and marketing expenses will increase in absolute dollars in future periods due to the planned expansion of our international sales and marketing operations.

  Research and Development. Research and development expense consists primarily of salaries and benefits of our engineering and quality assurance organizations, and an allocation of our facilities and depreciation expenses. Research and development expense increased by $5.4 million, or 62%, from $8.7 million in 1998 to

$14.1 million in 1999. The increase in research and development expense was primarily due to an increase in our development organization from 64 employees at December 31, 1998 to 111 employees at December 31, 1999. We believe continued investment in research and development is essential to our future success, and we expect our research and development expenses to increase in absolute dollars in future periods with the growth in demand of unified and wireless messaging products.

  General and Administrative. General and administrative expense consists primarily of salaries and benefits of our finance, human resources and legal services organizations, third party legal, accounting, and other professional services fees, and an allocation of our facilities and depreciation expenses. General and administrative expense increased by $2.1 million, or 53%, from $4.0 million in 1998 to $6.1 million in 1999. The increase in general and administrative expense for 1999 was primarily related to fees for accounting and legal services, increased reserves for bad debts, and an increase in our general and administrative organization from 27 employees at December 31, 1998 to 42 employees at December 31, 1999. We expect general and administrative expenses to decrease as a percentage of total revenues in future periods.

  Acquisition costs. In April, 1999, Software.com completed the acquisition of Mobility.Net, Inc. which offers products for Web messaging using a Java-based technology platform that complement our product offerings. We issued 1,579,000 shares of our common stock in exchange for all of the outstanding shares of Mobility.Net. The acquisition was accounted for as a pooling-of-interests. Accordingly, the financial information presented reflects the combined financial position and operations of Software.com and Mobility.Net for all dates and periods presented.

  In October, 1999, we acquired Telarc, Inc., which provides carrier-scale Short Messaging Service (SMS) technologies that complement our product offerings. In exchange for all of the issued and outstanding stock of Telarc, we issued 212,000 shares of Software.com Common Stock and $1.5 million in cash. The acquisition of Telarc was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition. Telarc's operating results have been included in Software.com's consolidated financial statements results from the acquisition date of October 20, 1999. The purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired based on their approximate fair market value. A significant portion of the purchase price was identified as intangible assets in an independent appraisal using proven valuation procedures and techniques. The appraisal of the acquired business included $3.2 million of purchased in-process research and development (IPR&D). This acquired technology had not yet reached technological feasibility and had no alternative future uses. Accordingly, it was written off at the time of the acquisition. The remainder of the purchase price was allocated as follows:
$263,000 to net intangible assets, $5.7 million to developed technology, $125,000 to assembled workforce and other intangibles and $2.3 million to goodwill. Goodwill and identified intangibles are being amortized on a straightline basis over their estimated economic useful lives of three to five years.

  On the date of its acquisition, Telarc's technology was classified between core or developed technology and IPR&D. Three principal Telarc products were identified and their reliance on the developed technology and IPR&D was determined. IPR&D was further analyzed to determine: (1) the estimated time required to complete the development, (2) the estimated cost to complete and
(3) the complexity involved in overcoming technological obstacles that must be resolved during development. The completion of in-process development at the time of the acquisition ranged from 50% to 86%. Management estimates the cost to complete the development effort to be approximately $1.8 million as of December 31, 1999 and the release of the products incorporating these technologies to occur during the fourth quarter of 2000.

  These IPR&D valuations represent the five year after-tax cash flow of this technology using a discounted rate of 40%. In valuing the developed technology and IPR&D, the initial focus was on the revenue contribution generated by each of the products. Revenue estimates were based on the following: (1) aggregate revenue growth rates for the business as a whole, (2) individual product revenues, (3) growth rates for related products, (4) anticipated product development and introduction schedules, (5) product sales cycles and (6) the estimated useful life of a product's underlying technology. The aggregate product revenue amounts were estimated and segregated between the developed technology and IPR&D. Operating expenses were deducted from the revenue estimates to arrive at operating income. Operating expenses include cost of revenue, selling and marketing, and general and administrative expenses but no non-cash charges such as depreciation and amortization. Certain adjustments were made to operating income to derive the after-tax cash flow. These adjustments included the calculation of an applicable tax expense and an appropriate charge for the use of contributory assets necessary to generate revenue and operating income associated with the subject intangible assets.

  We believe that we are positioned to complete development of the Telarc technology and products, however there is a risk that we may not be able to complete these projects within the estimated timeframe or cost budget. Furthermore, there is no assurance that any product will meet with either technological or commercial success. See "Risk Factors" for further information.

  Legal Matter. The Company was involved in a contract dispute with a third party technology partner under a 1996 licensing agreement. The dispute related to a minimum royalty obligation of $1,000,000 purportedly owed by the Company to the third party. In 1997, the Company accrued $1,000,000 for its potential exposure under the claim. In February 1999, the parties entered into an agreement to settle all outstanding claims. The Company paid the third party $400,000, and as a result the related accrual was reduced to $600,000 at December 31, 1998 to reflect the complete resolution of this matter.

  Other Income (Expense). Other income (expense) consists primarily of interest income from our cash and short-term investments net of interest associated with our credit facility. Total other income (expense) increased $1.8 million, from an expense of $436,000 for 1998 to income of $1.3 million in 1999. The increase was primarily related to interest earned on the proceeds of our initial public offering of common stock in June of 1999.

  Provision for Income Taxes. Provision for income taxes consists mainly of foreign withholding and income taxes. Provision for income taxes decreased $234,000 from $446,000 in 1998 to $212,000 in 1999. The decrease was primarily related to the completion of a large professional services engagement in Canada in 1998 that resulted in withholding and income taxes during that period.

  As of December 31, 1999, we had federal and state net operating loss carryforwards of approximately $27.9 million and $11.1 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2011 through 2019 for federal and 2002 to 2004 for state, if not utilized. On December 31, 1999, we also had federal and state research and development tax credit carryforwards of approximately $613,000 and $188,000, expiring in 2011 to 2014. We also have a foreign tax credit of approximately $484,000, which will expire in 2003. As a result of changes in our equity ownership resulting from our convertible preferred stock financings and this offering, utilization of the net operating losses and tax credits may be subject to substantial annual limitations. This is due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization. See Note 6 of Notes to Consolidated Financial Statements.

  Stock-based Compensation. We recorded deferred compensation of approximately $1.5 million and $770,000 in 1998 and 1999, respectively, representing the difference between the exercise prices of options granted to employees during 1998 and 1999 and the deemed fair value for accounting purposes of our common stock on the grant dates. We amortized deferred compensation expense of $545,000 during 1999. This compensation expense relates to options awarded to individuals in all operating expense categories. Total deferred compensation at December 31, 1999 of $1.67 million is being amortized over the vesting periods of the options. The amortization of deferred compensation recorded will approximate $600,000, $521,000, $480,000, and $47,000 for the years 2000,
2001, 2002 and 2003.

Comparison of Years Ended December 31, 1998 and 1997

  Software Licenses. Software licenses revenue increased $9.6 million, or 122%, from $7.9 million in 1997 to $17.5 million in 1998. The increase in software license revenue was primarily due to an increase in the number of service providers worldwide using InterMail Mx for their consumer email offering. Software license revenue from InterMail Mx increased 291% from 1997 to 1998. In addition, software license revenue from Post.Office increased 36% from 1997 to 1998 as we continued to expand sales of Post.Office into the small to medium size service provider market. During 1998, we received $619,000 of software license revenue from the resale of a third party database to our InterMail Mx customers as compared to $94,000 during 1997.

  Services. Services revenue increased $5.4 million, or 191%, from $2.8 million in 1997 to $8.2 million in 1998. As a percentage of total revenues, services revenue increased from 26% in 1997 to 32% in 1998. The increase in services revenue was due to a 303% increase in professional services revenue from 1997 to 1998 as the number of consulting projects increased, including a large InterMail Mx installation for which we recognized $2.4 million in services revenue.

  In addition, support and maintenance revenue increased 116% from 1997 to 1998 as our customer base grew. The increase in services revenue as a percentage of total revenues was primarily due to the recognition of services revenue from this large InterMail Mx installation.

  Cost of Software License Revenue. Cost of software license revenue increased by $879,000, or 128%, from $689,000 in 1997 to $1.6 million in 1998. This increase was primarily due to a $433,000 increase resulting from the resale of third party software used in conjunction with our InterMail Mx product and, to a lesser extent, a $317,000 increase due to growth in the number of employees in our documentation department.

  Cost of Services Revenue. Cost of services revenue increased by $4.8 million, or 179%, from $2.7 million in 1997 to $7.5 million in 1998. Cost of services during this period increased commensurate with the increase in the number of professional services deployments.

  Sales and Marketing. Sales and marketing expense increased by $2.2 million, or 25%, from $8.6 million in 1997 to $10.8 million in 1998. Substantially all of this increase was due to significant expansion in our global direct sales organization, primarily in North America. The total number of employees in the sales and marketing organization increased from 37 at the end of 1997 to 53 at the end of 1998. The decrease in sales and marketing expense as a percentage of total revenues from 81% in 1997 to 42% in 1998 was primarily due to the recognition of InterMail Mx software licenses revenue from contracts signed in 1997.

  Research and Development. Research and development expense increased by $2.4 million, or 38%, from $6.3 million in 1997 to $8.7 million in 1998. The increase in research and development expense was primarily due to costs associated with the development and testing of our new InterMail Kx product package, which was introduced in March 1999, and, to a lesser extent, the cost of porting our InterMail messaging technology to the Hewlett-Packard and IBM Unix platforms. The decrease in research and development as a percentage of total revenues from 59% in 1997 to 34% in 1998 was primarily due to an increase in software licenses revenue from products developed in previous periods.

  General and Administrative. General and administrative expense increased by $943,000, or 30%, from $3.1 million in 1997 to $4.0 million in 1998. The increase in general and administrative expense was due in significant part to a $431,000 increase in the provision for doubtful accounts. The decrease in general and administrative costs as a percentage of total revenues was primarily due to our increase in software license revenue.

  Legal Matter. We accrued in 1997 for an asserted claim related to a minimum royalty obligation of $1 million purportedly owed by us under a licensing agreement with a third party technology partner. In February 1999, we and the third party entered into an agreement to settle all outstanding claims. Under the settlement agreement, we agreed to pay the third party a minimum of $400,000, with a contingent obligation to pay an additional $200,000 if we did not take certain actions prior to December 31, 1999.

  Other Income (Expense). Other income (expense) consists primarily of interest expense associated with our credit facility and interest income on short-term investments. Interest expense increased $586,000, or 993%, from $59,000 in 1997 to $645,000 in 1998. The increase in interest expense was primarily related to an increase in interest paid for our credit facility. The credit facility was opened in November 1997, resulting in only two months of interest expense for 1997.

  Provision for Income Taxes. For the year ended December 31, 1998, we had a tax provision of $446,000 related to foreign withholding taxes.

Liquidity and Capital Resources

  We have funded our operations primarily through the private placement of equity securities and the initial public offering of shares, and raised net proceeds of approximately $79.8 million in 1999. We have also used a bank line of credit to supplement our cash flow requirements. At December 31, 1999, our principal sources of liquidity included approximately $41.7 million of cash and cash equivalents and $25.7 million of marketable securities.

  Net cash used in operations for 1999 and 1998 was $8.5 million and $10.1 million, respectively. Cash used in operating activities for 1999 was primarily due to an increase in accounts receivable of $14.0 million and our net loss of $10.5 million, partially offset by an increase in deferred revenue and a write-off of in-process research and development related to the Telarc acquisition of $6.7 million and $3.2 million, respectively. Cash used in operating activities for 1998 was primarily due to our net loss of $7.4 million and an increase in accounts receivable of $7.1 million, partially offset by an increase in depreciation and amortization of $1.7 million.

  Net cash used in investing activities increased $28.7 million from $912,000 in 1998 to $29.6 million in 1999. The change from 1998 to 1999 was primarily due to the purchase of $30.7 million in short-term investments from the proceeds of our initial public offering in June 1999, partially offset by $5.5 million in maturities of short-term investments. The Company may use cash for additional investments or acquisition related activities in 2000.

  Net cash provided by financing activities increased $64.0 million from $10.4 million in 1998 to $74.4 million in 1999. The increase from 1998 to 1999 was primarily due to the net proceeds from the sale of common stock of $69.7 million in June 1999 as part of our initial public offering and $10.0 million of convertible preferred stock (Series D) in April 1999, offset by the repayment of our note payable to a bank of $7.6 million. Cash provided by financing activities for 1998 was primarily related to the issuance of preferred stock and proceeds from notes payable to a bank in the amounts of $6.8 million and $3.0 million, respectively.

Year 2000 Readiness Disclosure

  In 1998, we initiated a company-wide program to ensure that our products, date-sensitive information, and business systems, and certain other equipment would properly recognize the Year 2000 as a result of the century change on January 1, 2000 and the Year 2000 leap year. The program focused on our software products, and our operational hardware and software, as well as third-party vendors and suppliers, and third-party networks that were associated with the identified systems. We substantially completed the program during the fourth quarter of 1999 and neither our products nor our systems experienced any significant disruptions as a result of the century change or the Year 2000 leap year. In total, we have spent approximately $50,000 in external costs on this program through December 31, 1999, and do not expect to incur any significant additional costs related to Year 2000 compliance subsequent to 1999.

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

  . the volume and timing of mailbox activation by our InterMail Mx customers;

  . the length of our sales and product deployment cycles for our InterMail products;

  . our ability to attract and retain customers in new markets, including Europe and Asia;

  . our continuing dependence on the InterMail line of products and related services for substantially all of our revenues;

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

  . the growth rate and performance of the Internet in general and of Internet communications in particular;

  . the growth rate and performance of wireless networks in general and of wireless communications in particular;

  .  the volume of sales by our distribution partners and resellers;

  .  our pricing policies and those of our competitors; and

  . the increase in our cost to resell, or our customers' cost to buy, the Oracle 8i database which is currently necessary to use our InterMail Mx product and any related price concessions on our InterMail Mx product that our customers demand as a result.

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

 Variations in the time it takes to sell, deploy and activate mailboxes using our InterMail Mx product may cause fluctuations in our operating results, which could cause our stock price to decline

  Variations in the length of our sales and deployment cycles for InterMail Mx could cause our revenue, and thus our business, financial condition and operating results, to fluctuate widely from period to period. Our customers generally take a long time to evaluate our InterMail Mx product, and many people are involved in the evaluation process. We expend significant resources educating and providing information to our prospective customers regarding the use and benefits of InterMail Mx. Additionally, at present, in order to deploy our InterMail Mx product, a customer must have a license to use an Oracle 8i database. Our reseller agreement with Oracle, which previously enabled us to sublicense the database to our customers, recently expired and we are in the process of negotiating a new agreement with Oracle. Our customers' cost for purchasing an Oracle 8i database, whether from us if a new reseller agreement is successfully negotiated or directly from Oracle, has increased and may cause potential customers to decide not to buy our InterMail Mx product. If this happens, we may be forced to absorb some of the costs of the increase in order to sell the InterMail Mx product. In either case, unless we are able to identify and implement a suitable alternative to the Oracle database, our revenues from our InterMail Mx product would decrease. Although we are actively evaluating alternative databases, there can be no assurance that we will be able to substitute a new database for Oracle in a timely and cost-effective manner. Even if a customer decides to purchase our InterMail Mx product, our customers tend to integrate InterMail Mx into their existing systems slowly and deliberately. The timing of the deployment depends upon:

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

  Because of the number of factors influencing the sales and deployment processes, the period between our initial contact with a new customer and the time when we begin to recognize revenue from that customer varies widely in length. Our sales cycles for InterMail Mx typically range from six months to a year, and our software deployment cycles typically range from three to six months thereafter, although occasionally these cycles can be much longer. During these cycles, we typically commit substantial resources in advance of receiving any software license revenue.

  In addition, the amount of software license revenue that we are able to recognize in any given period depends on how quickly our customers activate new mailboxes and report the activation of those new mailboxes to us. Under our InterMail Mx license agreements, our customers typically pay us a fee for each new user account, or "mailbox," they activate using InterMail Mx. We recognize software license revenue from these agreements when our customer reports its mailbox activations to us or we otherwise learn of such activations. Customers typically report activations on a quarterly basis after they have completed a deployment of InterMail Mx. Because we charge our customers only for activating "new" mailboxes, a customer can reassign a lost subscriber's mailbox to a new subscriber without having to pay us a fee. We cannot control how quickly our customers activate new mailboxes. The primary factors affecting the timing are the ability of our customers to retain subscribers and grow their subscriber bases by attracting end users to their online services, and their willingness to promote InterMail Mx messaging services with their subscribers. Mailbox activations and the associated revenue may be concentrated in a particular quarter and, as a result, our revenue for a particular quarter is not a good indication of our future revenue. Our revenues may fluctuate widely from period to period depending on the timing of our customers' activation of new mailboxes, and any delay in or failure by our customers to activate new mailboxes will harm our business, financial condition, and operating results.

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

  We incurred net losses of approximately $32.8 million for the period from July 1994 through December 31, 1999. As of December 31, 1999, we had an accumulated deficit of approximately $32.8 million. Although our revenues have grown significantly in recent quarters, we may not be able to sustain these growth rates or obtain sufficient revenues to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability in the future. Our failure to achieve and maintain profitability could adversely affect our stock price.

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

 We must overcome significant and increasing competition in order to continue our growth

  The market for Internet standards-based messaging and infrastructure products and services is intensely competitive, and we expect it to become increasingly so in the future. We compete in our core service provider market with many software providers and, in some instances, with outsourced messaging providers who have either internally developed or acquired their own messaging software. We also compete, principally on the basis of performance, features and price, against messaging solutions based on public domain software code that is developed and enhanced internally by service providers. We compete to a more limited extent with providers of messaging applications designed for the enterprise market.

  Our current software competitors in the service provider market include iPlanet E-Commerce Solutions (a SunNetscape Alliance) and Isocor, which was recently acquired by Critical Path. We also indirectly compete with Critical Path when it offers outsourced messaging to the service provider market and with Microsoft, whose current messaging product was developed for the enterprise market but is sold to some service providers. In addition, with our intended release of a highly scalable LDAP directory with InterMail Mx, we will become more direct competitors with Novell's NDS technology and Microsoft's Active Directory product, to the extent that these products are marketed to service providers. We believe that competition will intensify as our current competitors increase the sophistication of their offerings and as new market participants, including additional providers of outsourced messaging services enter the market. Many of our current and future competitors have longer operating histories, larger installed customer bases, greater brand recognition, and significantly greater financial, marketing and other resources than we do. In addition, these competitors may benefit from existing strategic and other relationships with each other or with our current customers. We must respond quickly and effectively to the new products, services, and enhancements offered by our competitors in order to continue our growth.

 Microsoft and other competitors possess many competitive advantages over us that present risks to the sales of our products

  Microsoft, among other software providers, is well-positioned to become increasingly competitive in our core service provider messaging market. We believe that Microsoft is currently in the process of developing electronic messaging software to compete more directly in our core service provider market. Because of its dominance in other software markets, Microsoft has many competitive advantages over us. For example, Microsoft could incorporate electronic messaging technology into its Web browser software, its client operating system or email interface, or its server software offerings, possibly at no additional cost to service providers or end users. In addition, Microsoft may promote technologies and standards that are not compatible with our technology, or that are less compatible with our technology than competitive products offered by Microsoft. We believe that Microsoft's increasing presence in the electronic messaging software industry will dramatically increase competitive pressure in the market, leading to increased pricing pressure and longer sales cycles. These competitive pressures may force us to reduce the prices of our products, and may also materially reduce our market share.

  In addition to the existing competitors listed above, voicemail solutions providers could be formidable competitors in the unified communications infrastructure software and Internet voicemail markets because of their existing presences in service providers and ownership of technologies for the conversion of voice to data. If we are unable to cooperate or compete effectively with Microsoft, existing voicemail solution providers, or our other existing or emerging competitors, our business, financial condition, and operating results will suffer.

 Our InterMail Kx product may interfere with sales of our other products

  Competition from InterMail Kx has had a negative effect on our sales of Post.Office and could have a negative impact on our sales of InterMail Mx, or the prices we could charge for these products. Our InterMail Kx product was introduced in March of 1999 and overlaps to some extent with our Post.Office product as both products are targeted at small and medium size service providers worldwide. We currently have several licenses for our Post.Office product with service providers that have more than 25,000 subscribers and we have licensed our InterMail Mx product to service providers with fewer than 250,000 subscribers. Accordingly, InterMail Kx may compete to some extent with our other products. Combined revenues from Post.Office and InterMail Kx resulted in a 66% increase from 1998 to 1999, but revenues from Post.Office decreased 16% from 1998 to 1999. We may also divert sales and marketing resources from Post.Office in order to successfully promote and develop InterMail Kx. This diversion of resources could have a further negative effect on our sales of Post.Office. If our revenues from InterMail Kx are not sufficient to compensate for the effect of any decrease in sales or prices of our other products, our business, financial condition, and operating results will suffer.

 Our acquisition strategy could cause financial or operational problems

  Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands, and competitive pressures. To this end, we may acquire new and complementary businesses, products, or technologies, instead of developing them ourselves. We do not know if we will be able to complete any acquisitions or that we will be able to successfully integrate any acquired business, operate them profitably, or retain their key employees. For example, we completed the acquisitions of Mobility.Net Corporation in April 1999 and of Telarc, Inc. in October 1999, and continue to integrate these companies' products and personnel into our organization. We intend to complete the acquisition of AtMobile.com, Inc. in April 2000. If the acquisition closes, AtMobile.com is a substantially larger organization than either Mobility.Net or Telarc and therefore will present greater challenges in terms of integration of products and employees. Integrating AtMobile.com or any other newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business, and could distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private financings. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that results in dilution to our stockholders. If we are unable to integrate AtMobile.com or any other newly acquired entities or technologies effectively, our business, financial condition, and operating results would suffer. In addition, any amortization of goodwill or other assets, or other charges resulting from the costs of acquisitions could harm our business, financial condition, and operating results.

 Our expanding international operations are subject to significant uncertainties in addition to those we face in domestic markets

  For 1999 and 1998, approximately 55% and 37% of our total revenues, respectively were attributable to customers outside of North America. If our revenues from international operations, and particularly from our operations in the countries and regions on which we have focused our spending, do not exceed the expense of establishing and maintaining these operations, our business, financial condition, and operating results will suffer. We continue to invest significant financial and managerial resources to expand our sales and marketing operations in international markets, and we must continue to do so for the foreseeable future in order to succeed in these markets. In particular, we are making significant expenditures on expansion in Europe and Asia, including the translation of our products for use in these regions, and we expect these expenditures to continue or increase. We are expending the most resources in the countries and regions that we think will be the most receptive markets for our products. We have only limited experience in international operations, and we may not be able to capitalize on our investment in these markets. In this regard, we face certain risks inherent in conducting business internationally, including:

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

 The loss of any of our senior management or key personnel could harm our business, financial condition, and operating results

  Our success depends on the skills, experience and performance of our senior management and certain other key personnel, some of whom have worked together for only a short period of time. With the exception of certain key personnel who have joined us in connection with acquisitions, we do not have employment agreements with any of our senior management, and their employment is at will. The loss of the services of any of our senior management or other key personnel could harm our business, financial condition, and operating results.

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

 We must adapt to rapid changes in technology and customer preferences in order to remain competitive

  The Internet messaging industry is characterized by rapidly changing technology, changes in customer and end user requirements and preferences, and evolving industry standards and practices that could render our software products obsolete. Our success depends on our ability to enhance our existing messaging platform and products on a timely basis and to develop new products that address the increasingly sophisticated and varied needs of our customers and their end users. We must accurately forecast the features and functionality required by our target customers and end users in order to continually improve our products. For example, in response to customer and end user demand, we have recently developed for some of our products a voicemail feature based on Internet standards that govern data transmission and receipt, known as Internet Protocol or "IP." In addition, in response to the rapid development of opportunities in the wireless sector, we are aggressively pursuing the development and/or acquisition of key technologies required by service providers in the wireless sector. The development of proprietary technology and product enhancements has required, and will continue to require, substantial expenditures and lead-time, and we may not always be able to keep pace with the latest technological developments. If we cannot, for technical, legal, financial, or other reasons, adapt our products to changing customer or end user requirements or industry standards in a cost-effective and timely fashion, or if any new product, enhancement, or feature, including IP voicemail or the wireless messaging products and technologies acquired in the Telarc acquisition and the proposed AtMobile.com acquisition is not favorably received and accepted by customers and end users, our business, financial condition, and operating results will suffer.

 Our software products may have unknown defects, which could harm our reputation or impede market acceptance of our products

  Despite testing by us, defects have in the past and may in the future occur in our software. Complex software like ours is difficult to integrate with customers' existing systems and often contains errors or defects, particularly when first introduced or when new versions or enhancements are released. Although we conduct extensive testing, we may not discover software defects that affect our current or new products, including new releases or editions of our InterMail products, the wireless messaging products acquired in the Telarc acquisition or the wireless products intended to be developed as a result of the proposed AtMobile.com acquisition, until after they are sold. We also experience difficulty in deploying software at our customer's sites due to its complex nature. Any defect in other software or hardware with which our software interacts could be mistakenly attributed to our software by our customers or their end users. These defects or perceptions of defects could cause our customers and their end users to experience service interruptions. Because our customers depend on our software to provide critical services to their end users, any service interruptions could damage our reputation or increase our product development costs, divert our product development resources, cause us to lose revenue, or delay market acceptance of our products, any of which could harm our business, financial condition, and operating results.

 The rapid growth of our operations could strain our resources and harm our business, financial condition, and operating results

  Our recent growth has placed and will continue to place a significant strain on our management systems, infrastructure, and resources. We are increasing the scope of our operations and our customer base domestically and internationally, and we have recently increased our headcount substantially. From December 31, 1997 to December 31, 1999 our total number of employees increased from 144 to 309. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train, and manage our workforce worldwide. We expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. Any failure to expand any of the foregoing areas efficiently and effectively could harm our business, financial condition and operating results. In addition, there can be no assurance that our business will continue to grow at historical rates.

 Our business depends on continued growth in use and improvement of the Internet and our customers ability to operate their systems effectively

  The infrastructure, products, and services necessary to maintain and expand the Internet may not be developed, and the Internet may not continue to be a viable medium for secure and reliable personal and business communication, in which case our business, financial condition, and operating results would be harmed. Because we are in the business of providing Internet infrastructure applications, our future success depends on the continued expansion of, and reliance of consumers and businesses on, the Internet for communications and other services. The Internet may not be able to support an increased number of users or an increase in the volume of data transmitted over it. As a result, the performance or reliability of the Internet in response to increased demands will require timely improvement of the high speed modems and other communications equipment that form the Internet's infrastructure. The Internet has already experienced temporary outages and delays as a result of damage to portions of its infrastructure. The effectiveness of the Internet may also decline due to delays in the development or adoption of new technical standards and protocols designed to support increased levels of activity and due to the transmission of computer viruses.

  In addition to problems that may affect the Internet as a whole, our customers have in the past experienced some interruptions in providing their Internet-related services, including services related to our software products. We believe that these interruptions will continue to occur from time to time. Our revenues depend substantially upon the number of end-users who use the services provided by our customers. Our business may suffer if our customers experience frequent or long system interruptions that result in the unavailability or reduced performance of their systems or networks or reduce their ability to provide services to their end users.

 The market for wireless communications and the delivery of Internet-based services through wireless technology is rapidly evolving, and we may not be able to adequately address this market.

  The market for wireless communications and the delivery of Internet-based services through wireless technology is rapidly evolving and is characterized by an increasing number of market entrants that have introduced or developed, or are in the process of introducing or developing, products that facilitate wireless communication and the delivery of Internet-based services through wireless devices. We intend to devote significant efforts and resources on developing and marketing infrastructure applications for wireless communications and the wireless delivery of Internet-based content and services. Our acquisition of Telarc in October 1999 and our proposed acquisition of AtMobile.com were undertaken in part to address opportunities in that market. If wireless devices are not widely adopted for data communications or mobile delivery of Internet-based services, we would not realize expected benefits from these acquisitions and our business would suffer. In addition, the emerging nature of the market for wireless communications and Internet-based services via wireless devices may lead prospective customers to postpone adopting wireless devices or using wireless technology. As a result, the life cycle of our wireless products is difficult to estimate. We may not be able to develop and introduce new products, services and enhancements that respond to technological changes or evolving industry standards on a timely basis, in which case our business would suffer. In addition, we cannot predict the rate of adoption by wireless subscribers of these services or the price they will be willing to pay for these services. As a result, it is extremely difficult to predict the pricing of these services and the future size and growth rate of the wireless market.

  Our service provider customers face implementation and support challenges in expanding wireless communications and introducing Internet-based services via wireless devices, which may slow their rate of adoption or implementation of the services our wireless messaging products enable. Historically, service providers have been relatively slow to implement new complex services such as wireless messaging services and wireless delivery of Internet content. In addition, service providers may encounter greater customer service demands to support Internet-based services via wireless devices than they do for their traditional Internet services. We have limited or no control over the pace at which service providers implement these new services. The failure of service providers to introduce and support services utilizing our products in a timely and effective manner could harm our business.

 Our intellectual property or proprietary rights could be misappropriated, which could force us to become involved in expensive and time-consuming litigation

  Our ability to compete and continue to provide technological innovation is substantially dependent upon internally developed technology, including the entire InterMail product line. We rely on a combination of copyright, trade secret, and trademark law to protect our technology, although we believe that other factors such as the technological and creative skills of our personnel, new product developments, frequent product and feature enhancements, and reliable product support and maintenance are more essential to maintaining a technology leadership position. As of December 31, 1999, we did not have any patents issued or pending; however, if the proposed AtMobile.com acquisition closes, we will acquire 1 patent and a number of patent applications, specifically for wireless subject matter.

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

  Substantial litigation regarding intellectual property rights exists in the software industry, and we expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of software products in different industry segments overlaps. Any third-party infringement claims could be time- consuming to defend, result in costly litigation, divert management's attention and resources, cause product and service delays or require us to enter into royalty or licensing agreements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, financial condition, and results of operations.

 The geographic disbursement of our senior management could impede their ability to communicate effectively

  Our senior management and key personnel are based in several different offices, which makes coordination of projects more difficult. For example, John MacFarlane, our Chief Executive Officer, and John Ingalls, our Chief Financial Officer, are based at our headquarters in Santa Barbara, California, while Valdur Koha, our President, and John Poulack, our Senior Vice President, Operations, are based at our office in Lexington, Massachusetts. In addition, acquisitions may have the effect of increasing geographic disbursement of senior management and key personnel. The geographic disbursement of our senior management team and key personnel could impede their ability to communicate effectively or work together efficiently, either of which could harm our business, financial condition, and operating results.

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

 Our failure to complete the proposed merger with AtMobile.com could adversely affect our business

  If our proposed acquisition of AtMobile.com is not completed, we may be subject to a number of material risks, including the following:

  . the price of our Common Stock may decline to the extent that the current market price for our Common Stock reflects a market assumption that the proposed merger will be completed and will benefit our entry into the wireless market; and

  . costs related to the proposed merger, such as legal, accounting, and financial advisor fees, must be paid even if the merger is not completed.

 Our stock price may be volatile, exposing us to expensive and time-consuming securities class action litigation

  The stock market in general, and the stock prices of Internet-related companies in particular, have recently experienced extreme volatility, which has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our stock price could decline below current levels or the initial public offering price regardless of our actual operating performance. Furthermore, the historical trading volume of our stock is not indicative of any future trading volume of our stock because a substantial portion of shares were not eligible for sale until recently. Therefore, if a large number of shares of our stock are sold in a short period of time, our stock price will decline. In the past, securities class action litigation has often been brought against companies following periods of volatility in their stock prices. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert our management's time and resources, which could harm our business, financial condition, and operating results.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 8. Financial Statements and Supporting Data

  Reference is made to the Index to Consolidated Financial Statements which appears on page F-1 of this report. The Report of Ernst & Young LLP, Independent Auditors, Consolidated Financial Statements and Notes to Consolidated Financial Statements which are listed in the Index to Consolidated Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not Applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information required by this item is incorporated by reference to the information set forth in the sections entitled "Election of Class I Directors" and "Compliance with Section 16(a) of the Securities Exchange Act" contained in the Proxy Statement for our 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 1999.

Item 11. Executive Compensation

  The information required by this item is incorporated by reference to the information set forth in the section entitled "Executive Compensation" contained in the Proxy Statement for our 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this item is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement for our 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 1999.

Item 13. Certain Relationships and Related Transactions

  The information required by this item is incorporated by reference to the information set forth in the section entitled "Certain Transactions" contained in the Proxy Statement for our 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 1999.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)(1) Financial Statements

  The following financial statements and the Report of Ernst & Young LLP, Independent Auditors therein are filed as part of this Form 10-K:

                                                                      Page No.
                                                                      --------
Report of Ernst & Young LLP, Independent Auditors....................   F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998.........   F-3
Consolidated Statements of Operations for the years ended December
 31, 1999, 1998 and 1997.............................................   F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the
 years ended December 31, 1999, 1998 and 1997........................   F-5
Consolidated Statements of Cash Flows for the years ended December
 31, 1999, 1998 and 1997.............................................   F-6
Notes to Consolidated Financial Statements...........................   F-7

  (a)(2) Financial Statement Schedule

  The following financial statement schedule for the years ended December 31, 1997, 1998 and 1999 filed as part of this Form 10-K should be read in conjunction with the consolidated financial statements and related notes thereto and report of independent auditors filed herewith:

                                                                        Page No.
                                                                        --------
Schedule II Valuation and Qualifying Accounts..........................   S-1

  Schedules not listed above have been omitted because the information required to be set forth therein is not required, not applicable or the information is otherwise included elsewhere in this Form 10-K.

  (a)(3) Exhibits

 Exhibit
 Number
 -------
   3.1   Amended and Restated Certificate of Incorporation of the Registrant
          (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the
          Securities and Exchange Commission on June 22, 1999).

   3.3 Bylaws of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22, 1999).

   4.1   Specimen Common Stock Certificate (incorporated by reference to the
          Registrant's Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22, 1999).

   4.2 Registration Rights Agreement dated as of June 1, 1996, as amended, by and among the Registrant and certain holders of the Registrant's
          Common Stock (incorporated by reference to the Registrant's
          Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22,
          1999).

   4.3   Amended and Restated Registration Rights Agreement, dated February 10,
          1997, as amended, by and among the Registrant and the purchasers of the Registrant's Series A Preferred Stock, Series B Preferred Stock,
          Series C Preferred Stock and Series D Preferred Stock (incorporated by reference to the Registrant's Registration Statement on Form S-1
          (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22, 1999).

 Exhibit
 Number
 -------
   4.4   Warrant to purchase Common Stock dated August 10, 1998 issued by the
          Registrant to Coast Business Credit (incorporated by reference to the
          Registrant's Registration Statement on Form S-1 (File No. 333-76263)
          as declared effective in the Securities and Exchange Commission on
          June 22, 1999).

   4.5   Share Purchase Agreement between the Registrant, Mobility.Net
          Corporation and Michael Machado dated April 3, 1999 (incorporated by reference to the Registrant's Registration Statement on Form S-1
          (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22, 1999).

   4.6   Agreement and Plan of Reorganization among the Registrant,
          Software.com Acquisition, Inc., Telarc, Inc. and Thomas Gleason dated
          October 20, 1999 (incorporated by reference to the Registrant's
          Current Report on Form 8-K dated November 1, 1999).

   4.7   Agreement and Plan of Merger among the Registrant, Software.com
          Wireless, Inc., and AtMobile.com, Inc. dated March 8, 2000.

  10.1 Form of Indemnification Agreement between the Registrant and each of its directors and officers. (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22, 1999).

  10.2* 1995 Stock Plan, as amended and restated (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-
          76263) as declared effective in the Securities and Exchange
          Commission on June 22, 1999).

  10.3*  1999 Employee Stock Purchase Plan (incorporated by reference to the
          Registrant's Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22, 1999).

  10.4* Mobility.Net Corporation 1999 Stock Option Plan, and form of agreements thereunder (incorporated by reference to the Registrant's
          Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22,
          1999).

  10.5* Form of Severance Agreement in the Event of a Change of Control entered into between the Registrant and certain executive officers
          (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22, 1999).

  10.6*  Severance Agreement in the Event of a Change of Control, dated
          February 3, 1999 between the Registrant and John S. Ingalls
          (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22, 1999).

  10.7   Lease Agreement dated February 21, 1996 between the Registrant and 525
          Anacapa LLC (incorporated by reference to the Registrant's
          Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22,
          1999).

  10.8   Lease Agreement dated November 22, 1996 between the Registrant and
          Cito Corporation (incorporated by reference to the Registrant's
          Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22,
          1999).

  10.9   Lease Agreement dated September 11, 1996 between the Registrant and 91
          Hartwell Avenue Trust (incorporated by reference to the Registrant's
          Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22,
          1999).

  10.10  Lease Agreement dated May 24, 1999 between the Registrant and 10
          Maguire Road LLC (incorporated by reference to the Registrant's
          Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22,
          1999).

 Exhibit
 Number
 -------
 10.11*  2000 Nonstatutory Stock Option Plan.

 21.1    List of Subsidiaries.

 23.1    Consent of Ernst & Young LLP, Independent Auditors.

 24.1    Power of Attorney (see page 38).

 27.1    Financial Data Schedule.

--------
*  Indicates management compensatory plan, contract or arrangement.

  (b) Reports on Form 8-K

  On November 1, 1999, we filed a Current Report on Form 8-K to announce that we had completed the acquisition of Telarc, Inc. On December 30, 1999, we filed a Form 8-K/A with the required financial statements for Telarc, Inc.

  (c) Exhibits

  See item 14(a)(3) above.

  (d) Financial Statement Schedules

  See Item 14(a)(2) above.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March 2000.

                                          SOFTWARE.COM, INC.

                                                  /s/ John L. MacFarlane
                                          By: _________________________________
                                                     John L. MacFarlane
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John L. MacFarlane and John S. Ingalls, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               Signature                          Title                 Date
               ---------                          -----                 ----

        /s/ John L. MacFarlane          Chief Executive Officer    March 27, 2000
 ______________________________________  and Director (Principal
           John L. MacFarlane            Executive Officer)

         /s/ John S. Ingalls            Senior Vice President,     March 27, 2000
 ______________________________________  Chief Financial Officer
            John S. Ingalls              (Principal Financial
                                         Officer)

           /s/ Mark A. Root             Corporate Controller       March 27, 2000
 ______________________________________  (Principal Accounting
              Mark A. Root               Officer)

           /s/ Neal Douglas             Director                   March 27, 2000
 ______________________________________
              Neal Douglas

         /s/ Judith Hamilton            Director                   March 27, 2000
 ______________________________________
            Judith Hamilton

          /s/ Donald Listwin            Director                   March 27, 2000
 ______________________________________
             Donald Listwin

               Signature                  Title         Date
               ---------                  -----         ----

           /s/ Frank Perna              Director   March 27, 2000
 ______________________________________
              Frank Perna

         /s/ Bernard Puckett            Director   March 27, 2000
 ______________________________________
            Bernard Puckett

         /s/ Bernhard Woebker           Director   March 27, 2000
 ______________________________________
            Bernhard Woebker

Index to Consolidated Financial Statements

                                                                        Page No.
                                                                        --------
Report of Ernst & Young LLP, Independent Auditors......................   F-2
Consolidated Balance Sheets............................................   F-3
Consolidated Statements of Operations..................................   F-4
Consolidated Statements of Shareholders' Equity (Deficit)..............   F-5
Consolidated Statements of Cash Flows..................................   F-6
Notes to Consolidated Financial Statements.............................   F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Software.com, Inc.

  We have audited the accompanying consolidated balance sheets of Software.com, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14a. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Software.com, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Woodland Hills, California
January 24, 2000

                               SOFTWARE.COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $ 41,715  $  5,447
  Marketable securities....................................   25,748       496
  Accounts receivable, less allowance of $1,024 and $481
   for December 31, 1999 and 1998..........................   22,268     9,091
  Prepaid expenses and other current assets................    1,923       501
                                                            --------  --------
    Total current assets...................................   91,654    15,535
Property and equipment, net................................    3,936     3,275
Goodwill and intangibles, net..............................    8,048       --
Deposits and other assets..................................      401       249
                                                            --------  --------
                                                            $104,039  $ 19,059
                                                            ========  ========
      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
      ----------------------------------------------
Current liabilities:
  Accounts payable......................................... $  2,708  $  1,129
  Accrued payroll and related liabilities..................    3,399     1,291
  Other accrued liabilities................................    2,015     1,848
  Deferred revenue.........................................   10,488     3,747
  Note payable to bank.....................................      --      7,395
  Current portion of long-term debt........................      --        240
                                                            --------  --------
    Total current liabilities..............................   18,610    15,650
Long term debt.............................................      --        100
Commitments and contingencies
Redeemable convertible preferred stock--Series A, no par
 value, 0 and 1,587,000 shares authorized, issued and
 outstanding in 1999 and 1998..............................      --      5,972
Redeemable convertible preferred stock--Series B, no par
 value, 0 and 1,789,000 shares authorized, issued and
 outstanding in 1999 and 1998..............................      --      7,398
Shareholder's equity (deficit):
  Convertible preferred stock--Series C, no par value, 0
   and 1,329,000 shares authorized, issued and outstanding
   in 1999 and 1998........................................      --      6,848
  Common stock, no par value, authorized--150,000,000
   shares in 1999 and 50,000,000 in 1998, issued and
   outstanding 42,205,000 and 28,632,000 shares at December
   31, 1999 and 1998, respectively.........................  119,902     6,396
  Deferred compensation....................................   (1,673)   (1,447)
  Accumulated other comprehensive loss.....................       (6)      --
  Accumulated deficit......................................  (32,794)  (21,858)
                                                            --------  --------
    Total shareholders' equity (deficit)...................   85,429   (10,061)
                                                            --------  --------
    Total liabilities and shareholders' equity (deficit)... $104,039  $ 19,059
                                                            ========  ========

                            See accompanying notes.

                               SOFTWARE.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                   Year Ended December 31,
                                                  ---------------------------
                                                    1999     1998      1997
                                                  --------  -------  --------
Revenues:
  Software licenses.............................. $ 26,847  $17,462  $  7,859
  Services.......................................   17,791    8,157     2,807
                                                  --------  -------  --------
    Total revenues...............................   44,638   25,619    10,666
Cost of revenues:
  Software licenses..............................    2,677    1,568       689
  Services.......................................   11,591    7,451     2,675
                                                  --------  -------  --------
    Total cost of revenues.......................   14,268    9,019     3,364
                                                  --------  -------  --------
Gross profit.....................................   30,370   16,600     7,302
Operating expenses:
  Sales & marketing..............................   18,505   10,769     8,607
  Research & development.........................   14,080    8,716     6,309
  General & administrative.......................    6,101    4,036     3,093
  Amortization of goodwill and purchased
   intangible assets.............................      329      --        --
  Purchased in-process research and development..    3,210      --        --
  Legal matter...................................     (200)    (400)    1,000
                                                  --------  -------  --------
    Total operating expenses.....................   42,025   23,121    19,009
                                                  --------  -------  --------
Loss from operations.............................  (11,655)  (6,521)  (11,707)
Other income (expense):
  Interest income................................    2,060      293       298
  Interest expense...............................     (598)    (645)      (59)
  Other..........................................     (128)     (84)      --
                                                  --------  -------  --------
    Total other income (expense).................    1,334     (436)      239
                                                  --------  -------  --------
  Loss before income taxes.......................  (10,321)  (6,957)  (11,468)
                                                  --------  -------  --------
  Provision for income taxes.....................      212      446         1
                                                  --------  -------  --------
  Net loss.......................................  (10,533)  (7,403)  (11,469)
  Accretion on redeemable convertible preferred
   stock.........................................     (403)    (825)     (730)
                                                  --------  -------  --------
    Net loss applicable to common stockholders... $(10,936) $(8,228) $(12,199)
                                                  ========  =======  ========
    Basic and diluted net loss per share......... $  (0.31) $ (0.29) $  (0.44)
                                                  ========  =======  ========
Weighted average shares of common stock
 outstanding used in computing basic and diluted
 net loss per share..............................   35,341   28,228    27,814
                                                  ========  =======  ========

                            See accompanying notes.

                               SOFTWARE.COM, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                                                                      Accumulated
                          Preferred Stock    Common Stock                                Other
                          ----------------  --------------- Accumulated   Deferred   Comprehensive
                          Shares   Amount   Shares  Amount    Deficit   Compensation     Loss       Total
                          ------  --------  ------ -------- ----------- ------------ ------------- --------
Balance at December 31,
 1996...................     --   $    --   26,163 $  3,406  $ (1,431)    $   --         $ --      $  1,975
 Net loss...............     --        --      --       --    (11,469)        --           --       (11,469)
 Issuance of common
  stock.................     --        --    1,579       24       --          --           --            24
 Accretion of mandatory
  redemption value of
  preferred stock.......     --        --      --       --       (730)        --           --          (730)
 Stock option
  exercises.............     --        --      273      288       --          --           --           288
                          ------  --------  ------ --------  --------     -------        ----      --------
Balance at December 31,
 1997...................     --        --   28,015    3,718   (13,630)        --           --        (9,912)
 Net loss...............     --        --      --       --     (7,403)        --           --        (7,403)
 Issuance of preferred
  Series C..............   1,330     6,848     --       --        --          --           --         6,848
 Repricing of warrants..     --        --      --       294       --          --           --           294
 Capital contribution...     --        --      --        36       --          --           --            36
 Accretion of mandatory
  redemption value of
  preferred stock.......     --        --      --       --       (825)        --           --          (825)
 Stock option
  exercises.............     --        --      617      759       --          --           --           759
 Issuance of warrants...     --        --      --        94       --          --           --            94
 Deferred compensation
  related to stock
  options...............     --        --      --     1,495       --       (1,495)         --           --
 Amortization of
  deferred compensation
  in connection with
  stock options.........     --        --      --       --        --           48          --            48
                          ------  --------  ------ --------  --------     -------        ----      --------
Balance at December 31,
 1998...................   1,330     6,848  28,632    6,396   (21,858)     (1,447)         --       (10,061)
 Comprehensive loss:
 Net loss...............     --        --      --       --    (10,533)        --           --       (10,533)
 Other comprehensive
  loss, net of tax:
  Unrealized loss on
   securities...........     --        --      --       --        --          --           (6)           (6)
                          ------  --------  ------ --------  --------     -------        ----      --------
 Comprehensive loss.....     --        --      --       --    (10,533)        --           (6)      (10,539)
 Issuance of preferred
  Series D..............   1,626    10,000     --       --        --          --           --        10,000
 Capital contribution...     --        --      --        12       --          --           --            12
 Accretion of mandatory
  redemption value of
  preferred stock.......     --        --      --       --       (403)        --           --          (403)
 Stock option
  exercises.............     --        --    1,200    3,301       --          --           --         3,301
 Issuance of common
  stock in connection
  with employee stock
  purchase plan.........     --        --       76      968       --          --           --           968
 Deferred compensation
  related to stock
  options...............     --        --      --       770       --         (770)         --           --
 Amortization of
  deferred compensation
  in connection with
  stock options.........     --        --      --       --        --          544          --           544
 Conversion into common
  stock of redeemable
  convertible preferred
  Series A and B........     --        --    3,376   13,840       --          --           --        13,840
 Conversion into common
  stock of convertible
  preferred Series C
  and D.................  (2,956)  (16,848)  2,956   16,848       --          --           --           --
 Issuance of common
  stock in initial
  public offering, net
  of offering costs of
  $1,983................     --        --    5,000   67,767       --          --           --        67,767
 Issuance of common
  stock in connection
  with Telarc, Inc.
  acquisition...........     --        --      212   10,000       --          --           --        10,000
 Exercise of warrants...     --        --      753      --        --          --           --           --
                          ------  --------  ------ --------  --------     -------        ----      --------
Balance at December 31,
 1999...................     --   $    --   42,205 $119,902  $(32,794)    $(1,673)       $ (6)     $ 85,429
                          ======  ========  ====== ========  ========     =======        ====      ========

                            See accompanying notes.

                               SOFTWARE.COM, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                  Year ended December 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
Operating activities
Net loss........................................ $(10,533) $ (7,403) $(11,469)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization.................    2,265     1,652     1,204
  Deferred compensation.........................      544        48       --
  Write-off of in-process R&D...................    3,210       --        --
  Provision for doubtful accounts...............      790       554       123
  Changes in operating assets and liabilities:
    Accounts receivable.........................  (13,974)   (7,102)   (1,246)
    Prepaid expenses and other current assets...   (1,415)      128       (17)
    Deferred income taxes.......................      --        --        258
    Accounts payable............................    1,579       519        51
    Accrued payroll and related liabilities.....    2,107       759       291
    Other accrued liabilities...................      175       506     1,249
    Deferred revenue............................    6,740       182     3,452
    Other.......................................      --         23       --
                                                 --------  --------  --------
      Net cash used in operating activities.....   (8,512)  (10,134)   (6,104)
                                                 --------  --------  --------
Investing activities
Acquisition of property and equipment...........   (2,597)   (1,385)   (2,555)
Acquisition of Telarc, Inc......................   (1,601)      --        --
Purchase of marketable securities...............  (30,752)     (504)     (892)
Maturities of marketable securities.............    5,500       900       --
Increase (decrease) in other assets.............     (151)       77      (197)
                                                 --------  --------  --------
      Net cash used in investing activities.....  (29,601)     (912)   (3,644)
                                                 --------  --------  --------
Financing activities
Proceeds from long-term debt....................      --        --        600
Repayments of long-term debt....................     (100)     (240)      (20)
Proceeds (repayments) of note payable to bank,
 net............................................   (7,635)    3,007     4,388
Issuance of convertible preferred stock.........   10,000     6,848     7,398
Issuance of common stock related to ESPP........      968       --        --
Exercise of stock options.......................    3,301       759       288
Issuance of common stock........................   69,762        36        14
Costs related to issuance of common stock.......   (1,914)      --        --
                                                 --------  --------  --------
      Net cash provided by financing
       activities...............................   74,382    10,410    12,668
                                                 --------  --------  --------
Net (decrease) increase in cash and cash
 equivalents....................................   36,269      (636)    2,920
Cash and cash equivalents at beginning of
 period.........................................    5,447     6,083     3,163
                                                 --------  --------  --------
Cash and cash equivalents at end of period...... $ 41,715  $  5,447  $  6,083
                                                 ========  ========  ========
Supplemental cash flow information:
Interest and income taxes paid during the year:
  Income taxes paid............................. $     87  $    383  $      1
                                                 --------  --------  --------
  Interest paid................................. $    504  $    625  $     59
                                                 --------  --------  --------

                            See accompanying notes.

                              SOFTWARE.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Organization and Business

  Software.com, Inc. (the Company) develops, markets, sells, and supports a variety of Internet infrastructure applications to service providers worldwide, including telecommunications companies, Internet Service Providers, application service providers, cable-based Internet access providers, wireless telephony carriers, Internet portals, competitive local exchange carriers, and Internet service wholesalers. Service providers use these products to provide advanced messaging offerings, such as Internet mail services, to their consumer and business customers.

  Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

 Cash and Cash Equivalents

  The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase. Cash and cash equivalents include commercial paper, money market accounts and auction rate securities at December 31, 1999 and 1998.

 Marketable Securities

  Marketable securities consist of investments in commercial paper, government securities, corporate notes and certificates of deposit that have maturities greater than three months but less than one year from date of purchase.

  The Company considers its investment portfolio available-for-sale as defined in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board ("FASB"). Accordingly, these investments are recorded at fair value. Unrealized losses for the year ended December 31, 1999 were $6,000 and have been recorded as comprehensive income (loss). There were no material unrealized gains or losses nor any material differences between the estimated fair values and costs of securities at December 31, 1998 and 1997. There were no material realized gains and losses for the years ended December 31, 1999, 1998 and 1997. The cost of securities sold is based on the specific identification method. The fair value of available-for-sale marketable securities by type of security are as follows (in thousands):

                                                                  December 31,
                                                           1999       1998
                                                          ------- ------------
   Type of security:
   Commercial paper...................................... $15,842     $496
   U.S. Treasury securities and obligations of U.S.
    government agencies..................................   5,927      --
   Corporate notes.......................................   2,979
   Other interest bearing securities.....................   1,000      --
                                                          -------     ----
                                                          $25,748     $496
                                                          =======     ====

 Concentration of Credit Risk, Other Risks and Significant Customers

  The Company's business is extremely competitive and is characterized by rapid technology change, new product development and product obsolescence, and evolving industry standards.

                              SOFTWARE.COM, INC.

  The Company grants credit terms in the normal course of business to its customers. The Company does not require collateral; however, it does perform periodic credit evaluations and analysis of the amounts due from its customers. Credit losses have been within management's expectations and potential uncollectible accounts have been provided for in the financial statements.

  There were no customers that accounted for greater than 10% of total revenues for the year ended December 31, 1999. Revenues from the Company's two largest customers in each of the years ended December 31, 1998 and 1997, accounted for 12% and 10% and 17% and 11% of total revenues, respectively. At December 31, 1999 and 1998, accounts receivable from one and two customers, respectively, was 18% and 26% of total accounts receivable.

 Property and Equipment

  Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Expenditures for additions and major improvements are capitalized.

  Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

   Computer equipment and software.............   3 to 5 years
   Furniture and fixtures...................... 7 years
   Leasehold improvements...................... Lesser of estimated useful life or life of lease

 Goodwill and Intangible Assets

  Goodwill recognized in business combinations accounted for as a purchase is being amortized on a straight-line basis over five years. Goodwill amortization expense was $100,000 for the year ended December 31, 1999.

  Intangible assets resulting from business combinations consists of core/alternative use technology, a covenant not to compete and assembled workforce and are being amortized on a straight-line basis over three to five years. Intangible asset amortization expense was $229,000 for the year ended December 31, 1999.

 Long-Lived Assets

  The Company assesses on an ongoing basis the recoverability of long-lived assets, including goodwill and other intangible assets, based on estimates of future undiscounted cash flows for the applicable business compared to net book value. If the future undiscounted cash flows estimate were less than net book value, net book value would then be reduced to fair value based on an estimate of discounted cash flows. The Company also evaluates the amortization periods of all assets to determine whether events or circumstances warrant revised estimates of useful lives.

 Income Taxes

  Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," issued by the FASB (see Note 6). Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

                              SOFTWARE.COM, INC.

 Accounting for Stock Based Compensation

  Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant.

  The Company generally awards options for a fixed number of shares at an option price equal to the fair value at the date of grant. The Company has adopted the disclosure-only provisions of FASB's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123).

 Other Comprehensive Income (Loss)

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). Under FAS 130, the Company is required to report unrealized gains (losses) on its marketable securities and any other foreign currency translation adjustments within other comprehensive income (loss). In 1999, other comprehensive loss consists of unrealized gains (losses) on marketable securities.

 Revenue Recognition

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 (SOP 97-2), which was amended by SOP 98-4 and SOP 98-9, "Software Revenue Recognition." These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. This guidance is effective for the Company's transactions entered into subsequent to January 1, 1998. The application of certain provisions were deferred until fiscal years beginning on or after March 15, 1999. Final adoption of these provisions is not expected to have a material impact on the Company's financial condition or results of operation.

  Revenue from Software Licenses. The Company recognizes revenue from sales of software upon delivery of a license key to the customer, provided that persuasive evidence of an arrangement exists, the license fee is fixed and determinable, and collection of the fee is considered probable. If the license agreement has a multi-year term, as is typical with an InterMail Mx contract, or the license fees are calculated based on variable measures, such as the number of mailboxes in use, the Company recognizes revenue as the customer activates mailboxes on their system. When the Company enters into a contract where a customer may activate up to a specified number of mailboxes and support and maintenance fees are based on that specified number, the Company recognizes revenue evenly and ratably as payments become due over the term of the arrangement. When the Company enters into license agreements under which our revenues are based on a percentage of our customer's revenues, the Company recognizes revenue as earned and reported by the customer. To date, revenues and expenses related to these revenue sharing arrangements have not been significant. Revenues from sales to significant resellers are not recognized until the end user has been identified and the license key is issued.

  Revenue from Services. Support and maintenance contracts generally call for the Company to provide technical support and software updates and upgrades to customers. Support and maintenance revenue is recognized ratably over the support or maintenance period. Other services revenue, primarily consulting and training, is recognized under the percentage of completion method and is billed monthly on a time and materials basis.

  When software and services are billed prior to the time the related revenue is recognized under the foregoing policy, deferred revenue is recorded. There were no unbilled accounts receivable at December 31, 1999 and 1998.

                              SOFTWARE.COM, INC.

 Research and Development

  Pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," development costs related to software products are expensed as incurred until the "technological feasibility" of the product has been established. Because of the relatively short time period between "technological feasibility" and product release, and the insignificant amount of costs incurred during such period, no software development costs have been capitalized.

 Advertising Costs

  The Company expenses advertising costs as incurred. Advertising expense totaled $589,000, $296,000 and $528,000 for 1999, 1998 and 1997, respectively.

 Net Loss Per Share

  Basic and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS
128), for all periods presented. In accordance with FAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

  For the year ended December 31, 1999 options to purchase 239,400 shares with exercise prices greater than the average market prices of common stock were outstanding. The Company has excluded all stock options from the calculation of diluted loss per share for the year ended December 31, 1999 because all such securities are anti-dilutive.

  Similarly the Company excluded all redeemable convertible preferred stock, convertible preferred stock, warrants and outstanding stock options from the calculation of diluted loss per share for the year ended December 31, 1998 and 1997 because all such securities are also anti-dilutive.

 Segment Information

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers, presented in Notes 1 and 9. Based on the provisions of FAS 131 and the manner in which management analyzes its business, the Company has determined that it does not have separately reportable operating segments.

 Fair Value of Financial Instruments

  The carrying amounts reported in the balance sheets for cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate their fair values due to the short term nature of these financial instruments. The carrying values of the note payable to bank and the long term debt outstanding as of December 31, 1998 approximate their fair values. The fair values of these instruments were estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk and remaining maturities.

                              SOFTWARE.COM, INC.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ materially from those estimates.

2. Acquisitions

  In April, 1999, the Company completed its acquisition of Mobility.Net, Inc. which offers products for Web messaging using a Java-based technology platform that complement the Company's product offerings. The Company issued 1,579,000 shares of its common stock in exchange for all of the outstanding shares of Mobility.Net. The acquisition was accounted for as a pooling-of-interests. Accordingly, the financial information presented reflects the combined financial position and operations of the Company and Mobility.Net for all dates and periods presented.

  In October, 1999, the Company completed its acquisition of Telarc, Inc. (Telarc), which currently provides carrier-scale Short Messaging Service (SMS) technologies that complement the Company's product offerings. In exchange for all of the issued and outstanding stock of Telarc, the Company issued 212,000 shares of the Company's common stock with a value of $10.0 million and $1.5 million in cash. The acquisition of Telarc was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition. Telarc's operating results have been included in the Company's consolidated financial statements results from the acquisition date of October 20, 1999. The purchase price plus costs directly attributable to the completion of the acquisition of approximately $101,000 have been allocated to the assets and liabilities acquired based on their approximate fair value as determined through an independent appraisal using proven valuation procedures and techniques. The purchase price of $11.6 million was allocated as follows (in thousands):

     Tangible assets................................................... $   263
     Developed technology..............................................   5,700
     Assembled workforce and other intangibles.........................     125
     In-process research and development...............................   3,210
     Goodwill..........................................................   2,303
                                                                        -------
     Total purchase price.............................................. $11,601
                                                                        =======

  The appraisal of the acquired business included $3.2 million of in-process research and development, which was primarily related to three products under development. The valuation represents the five-year after tax cash flow of the in-process technology using a discount rate of 40%. This acquired technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of the acquisition. Goodwill and identified intangibles are being amortized on a straight-line basis over their estimated economic useful lives of three to five years. The pro-forma effect of the Telarc acquisition as if it has occurred on January 1, 1999 and 1998, is not significant to the financial statements presented herein.

  In addition, in conjunction with the Company's acquisition of Telarc, the Company entered into an employment agreement with an executive of Telarc which the Company will pay a total of $3.5 million in cash to be paid out and expensed in equal quarterly installments over ten quarters beginning March 2000.

                              SOFTWARE.COM, INC.

3. Property and Equipment

  The major components of property and equipment are as follows (in thousands):

                                                                    December 31,
                                                              1999      1998
                                                             ------ ------------
     Computer equipment and software........................ $6,389    $4,615
     Furniture and fixtures.................................  1,593       987
     Leasehold improvements.................................  1,260     1,043
                                                             ------    ------
                                                              9,242     6,645
     Less accumulated depreciation..........................  5,306     3,370
                                                             ------    ------
                                                             $3,936    $3,275
                                                             ======    ======

4. Note Payable to Bank, Long-Term Debt and Credit Facilities

  The Company had an arrangement with a financial institution which provided for a total line of credit not to exceed the lesser of $15.0 million (of which the Company could draw down up to $2.5 million as an equipment acquisition loan), or an amount based on certain receivables collection criteria. As of December 31, 1999, the Company had repaid all borrowings using proceeds of the initial public offering of its common stock in June 1999, and has terminated this arrangement. At December 31, 1998, borrowings under the line of credit and the equipment acquisition loan totaled $7,395,000 and $340,000, respectively. The interest rates for borrowing under the line of credit and the equipment acquisition loan were prime rate plus 1.5% (9.25% at December 31, 1998) and prime rate plus 1.75% (9.5% at December 31, 1998), respectively.

  In connection with a renegotiation of the credit facility in 1998, the Company issued a warrant to the financial institution to purchase 68,000 shares of common stock of the Company at an exercise price of $5.15 per share. The fair value of the warrants was determined to be approximately $94,000, using the Black-Scholes option pricing model with an expected volatility factor of 35%, risk-free interest rate of 6%, no dividend yield, and a 5 year life, and was amortized as interest expense over the term of the credit facility agreement.

  In August, 1999, the Company obtained an $800,000 letter of credit with a bank to secure a long-term facilities operating lease.

5. Stockholders Equity

 Preferred Stock

  The following table summarizes the Company's convertible preferred stock issuances:

                                                                         Net
     Date Issued                                    Series  Shares    Proceeds
     -----------                                    ------ --------- -----------
     October 1996..................................   A    1,587,302 $ 4,960,000
     February 1997.................................   B    1,789,279   7,398,000
     August 1998...................................   C    1,329,781   6,848,000
     April 1999....................................   D    1,626,016  10,000,000
                                                           --------- -----------
                                                           6,332,378 $29,206,000
                                                           ========= ===========

  Upon completion of the Company's initial public offering on June 29, 1999, all series of preferred stock automatically converted into common stock at a 1:1 ratio.

                              SOFTWARE.COM, INC.

  In connection with the issuance of the Series A Preferred stock, the Company also issued a warrant to purchase 529,101 shares of common stock of the Company at an exercise price of $5.00 per share and a warrant to purchase 279,841 shares of common stock at an exercise price of $7.00 per share (the Common Stock Purchase Warrants). The warrants were exercisable for a period of five years from the date of issuance. At issuance, the fair value of the warrants, approximately $430,000, was recorded as common stock on the Company's balance sheet. The fair value of the warrants was determined using the Black-Scholes option pricing model using an expected volatility factor of 30%, risk free interest rate of 6%, no dividend yield, and a 5-year life. In November, 1999, the warrant holders exercised the warrants which resulted in the issuance of 753,379 shares of common stock.

  In July 1998, the Company executed an agreement with the holders of the Preferred Stock A (the Waiver of Redemption Rights Agreement) whereby the holders of such shares agreed to extend the redemption date of the Series A Preferred Stock for a period of 15 months to January 3, 2000. In consideration of the Waiver of Redemption Rights Agreement, the Company executed an amendment to the Common Stock Purchase Warrants which reduced the exercise price of such warrants to $4.15 per share. The exercise period of the warrants remained unchanged. As a result of the change in the exercise price, the fair value of the warrants increased by approximately $294,000, which was reclassified from redeemable convertible preferred stock into common stock.

  Prior to the conversion of all outstanding preferred stock into common stock upon completion of the Company's initial public offering, the Series A Preferred Stock redemption price included a redemption premium of 10% per year compounded annually. Accordingly, the initial fair value of the Preferred Stock A was increased by periodic accretions, using the interest method, so that the carrying amount would equal the mandatory redemption amount at the redemption date. For the years ended December 31, 1999, 1998 and 1997, such periodic accretions totaled $403,000, $825,000 and $730,000 respectively, and are reflected as charges against the Company's accumulated deficit for each year.

 Authorization To Issue Common Stock

  In June 1999, the Company's Board of Directors increased the number of authorized common shares from 50,000,000 to 150,000,000.

6. Income Taxes

  The provision for income taxes consists of the following (in thousands):

                                                                    Year Ended
                                                                   December 31,
                                                                  --------------
                                                                  1999 1998 1997
                                                                  ---- ---- ----
   Current:
     Federal..................................................... $--  $--  $--
     State.......................................................    1    1   1
     Foreign.....................................................  211  445  --
                                                                  ---- ---- ---
                                                                   212  446   1
   Deferred......................................................   --   --  --
                                                                  ---- ---- ---
     Total....................................................... $212 $446 $ 1
                                                                  ==== ==== ===

  The provision for foreign income taxes in 1999 and 1998 relates primarily to foreign withholding and foreign income taxes.

                              SOFTWARE.COM, INC.

  A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of loss before income tax is as follows:

                                                              Year Ended
                                                             December 31,
                                                            ------------------
                                                            1999   1998   1997
                                                            ----   ----   ----
   Statutory federal income tax (benefit) rate............. (34)%  (34)%  (34)%
   State income tax benefits...............................  --     (2)    (4)
   Research and development credits........................  --     (6)    (2)
   Non qualified stock options.............................  --     (7)    --
   Deferred compensation...................................   2     --     --
   Foreign taxes...........................................   2      7     --
   In process research and development.....................  10     --     --
   Changes in valuation allowance..........................  20     47     41
   Non deductible expenses.................................   2     --     --
   Other...................................................  --      2     (1)
                                                            ---    ---    ---
                                                              2 %    7 %   -- %
                                                            ===    ===    ===

  The components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows (in thousands):

                                                                1999     1998
                                                              --------  -------
   Deferred tax assets
   Net operating loss carryforwards.......................... $ 10,460  $ 5,923
   Tax credit carryforwards..................................    1,339      996
   Deferred revenue..........................................    3,947    1,232
   Accruals and reserves.....................................      973      317
                                                              --------  -------
     Total deferred tax assets...............................   16,719    8,468
   Less valuation allowance..................................  (14,306)  (8,468)
                                                              --------  -------
   Net deferred tax assets................................... $  2,413  $   --

   Deferred tax liabilities
   Basis difference in assets................................   (2,413)     --
                                                              --------  -------
     Net deferred taxes...................................... $    --   $   --
                                                              ========  =======

  Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

  At December 31, 1999, the Company had net operating loss carryforwards available to reduce future federal and state income of $27.9 million and $11.1 million respectively, which expire from 2011 to 2019 for federal and 2002 to 2004 for state.

  The Company has federal and state research and development credits of approximately $613,000 and $188,000, respectively, expiring in 2011 to 2014, which may be used to offset future tax liabilities. The Company also has foreign tax credits of approximately $484,000, which will expire in the years 2003 to 2004.

  Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss and tax credit carryforwards may be limited based on changes in the percentage of ownership of the Company.

                              SOFTWARE.COM, INC.

  Included in the valuation allowance balance is $5.8 million related to the exercise of stock options which is not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be recorded in equity and not reflected as an income tax benefit in the statement of operations.

  No provision has been made for federal, state, or additional foreign income taxes related to approximately $506,000 of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested.

7. Commitments and Contingencies

  The Company leases its facilities and other equipment under non-cancelable operating leases which expire at various dates through 2001. Approximate minimum annual lease commitments under operating leases are as follows (in thousands):

       Year                                                               Amount
       ----                                                               ------
       2000.............................................................. $1,226
       2001..............................................................  1,043
       2002..............................................................    108
       2003..............................................................     73
       2004..............................................................     43
                                                                          ------
                                                                          $2,493
                                                                          ======

  Rent expense totaled $2,157,000, $1,378,000 and $955,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

  The Company leases one of its facilities from a related party (see Note 10). The lease expires in February 2002.

  The Company was involved in a contract dispute with a third party technology partner under a 1996 licensing agreement. The dispute related to a minimum royalty obligation of $1,000,000 purportedly owed by the Company to the third party. In 1997, the Company accrued $1,000,000 for its potential exposure under the claim. In February 1999, the parties entered into an agreement to settle all outstanding claims. The Company paid the third party $400,000, and as a result the related accrual was reduced to $600,000 at December 31, 1998 to reflect the complete resolution of this matter.

8. Employee Stock Option, Stock Purchase and Defined Contribution Plans

 Employee Stock Option Plans

  In October 1995, the Company adopted a stock option plan (the "1995 Plan") which provides for the issuance of incentive and nonqualified stock options. Options under the 1995 Plan are granted for a term of five and ten years at an exercise price equal to the fair market value of the shares at the date of grant, as determined by the board of directors. The options generally vest over a period of four years at 25% per year. The 1995 Plan authorizes a total of up to 10,500,000 shares of Common Stock for issuances as either incentive stock or nonqualified options. At December 31, 1999, 362,000 shares remain available for grant under this plan and 8,011,000 shares are reserved for issuance upon the exercise of outstanding options.

  In addition to the options granted under the 1995 Plan, the Company has granted options outside of the 1995 Plan to purchase an aggregate of 1,074,000 shares of common stock. These options contain the same

                              SOFTWARE.COM, INC.

vesting provisions as those granted under the 1995 Plan except that an option to purchase 250,000 shares is subject to accelerated vesting in certain circumstances. At December 31, 1999, 38,000 shares remained authorized and available for grant and 1,020,000 shares were reserved for issuance upon the exercise of outstanding options.

  Subsequent to year end, in January 2000, the Company adopted a stock option plan (the "2000 Plan") which provides for the issuance of nonqualified stock options. Options under the 2000 Plan are granted for a term of ten years at an exercise price equal to the fair market value of the shares at the date of grant, as determined by the board of directors. The options generally vest over a period of four years at 25% per year. The 2000 Plan authorizes a total of up to 750,000 shares of common stock for issuances as nonqualified options.

  A summary of the stock option activity is as follows (in thousands, except per share amounts):

                                                              Exercise Price
                                                           ---------------------
                                                                        Weighted
                                                   Shares   Low   High  Average
                                                   ------  ----- ------ --------
   Outstanding at December 31, 1996...............  5,016  $1.00 $ 3.35  $1.56
     Granted......................................  2,333   3.50   3.65   3.63
     Exercised....................................   (273)  1.00   3.35   1.06
     Canceled..................................... (1,567)  1.00   3.65   1.43
                                                   ------  ----- ------  -----
   Outstanding at December 31, 1997...............  5,509   1.00   3.65   2.50
     Granted......................................  3,754   3.65   3.65   3.65
     Exercised....................................   (617)  1.00   3.65   1.23
     Canceled..................................... (1,135)  1.00   3.65   3.06
                                                   ------  ----- ------  -----
   Outstanding at December 31, 1998...............  7,511   1.00   3.65   3.10
     Granted......................................  3,177   0.63  96.50  16.59
     Exercised.................................... (1,200)  0.63  11.00   2.75
     Canceled.....................................   (457)  0.63  11.00   4.13
                                                   ------  ----- ------  -----
   Outstanding at December 31, 1999...............  9,031  $0.63 $96.50  $7.84
                                                   ======  ===== ======  =====

                            Options Outstanding at         Options Exercisable
                               December 31, 1999           at December 31, 1999
                     ------------------------------------- --------------------
                                                  Weighted             Weighted
                      Number of  Weighted Average Average   Number of  Average
       Exercise        Shares       Remaining     Exercise   Shares    Exercise
      Price Range    Outstanding Contractual Life  Price   Exercisable  Price
      -----------    ----------- ---------------- -------- ----------- --------
   $0.63-$1.50......    1,049          1.52        $ 1.19       901     $ 1.19
   $3.00-$3.65......    5,001          4.15          3.62     2,273       3.59
   $5.50-$6.15......    1,377          5.93          5.71        65       5.50
   $9.00-$32.13.....    1,163          9.40         12.58       112      10.88
   $41.00-$96.50....      441          9.83         65.66         1      43.62
                        -----          ----        ------     -----     ------
                        9,031          5.07        $ 7.84     3,352     $ 3.24
                        =====          ====        ======     =====     ======

  Prior to the Company's initial public offering in June 1999, the fair value of each option grant was determined on the date of the grant using the minimum value method. Subsequent to the offering, the fair value was of each option grant was determined using the Black-Scholes method. The weighted average fair value of an option granted during 1999, 1998 and 1997 was $8.65, $0.65 and $0.65, respectively. Except for the volatility assumption, which was only used under the Black-Scholes method, the following assumptions were used for 1999, 1998 and 1997, respectively, to perform the calculations: risk-free interest rate of 5.8%, 6% and 6%, a

                              SOFTWARE.COM, INC.

weighted-average expected life of the options of 4.3, 3.3 and 3.4 years, 90% volatility in 1999 only and no assumed dividend yield for all years.

  If the Company recognized employee stock option-related compensation expense in accordance with FAS 123 and used the combined Black-Scholes and minimum value methods for 1999 and the minimum value method for 1998 and 1997 for determining the weighted average fair value of options granted, the Company's pro forma net loss applicable to common shareholders would have been $14,866,000, $8,999,000 and $12,749,000, respectively. The 1999, 1998 and 1997 pro forma basic and diluted loss per share would have been $0.42, $0.32 and $0.46.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net loss for 1999, 1998 and 1997 is not representative of the pro forma effect on net income or loss in future years because compensation expense in future years will reflect the amortization of a larger number of stock options granted in several succeeding years.

  As of December 31, 1999, the Company's stock options had a weighted-average remaining contractual life of 5.1 years.

  In connection with the grant of certain share options to employees during 1999 and 1998, the Company recorded deferred compensation of approximately $770,000 and $1,495,000, respectively for the aggregate differences between the exercise prices of options at their dates of grant and the deemed fair value for accounting purposes of the common shares subject to such options. Such amounts are being amortized over the vesting period of the related options. Amortization expense recognized for the years ended December 31, 1999 and 1998 totaled $545,000 and $48,000, respectively.

 Employee Stock Purchase Plan

  In May 1999, the Company adopted an employee stock purchase plan (the "ESPP"). A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. The number of common shares reserved under the ESPP may be increased annually on July 1 of each year beginning in 2000. Such increases are limited to the lesser of 500,000 shares or 2% of the shares outstanding on that date or can be further limited by the Board of Directors.

  The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code, contains four six month purchase periods within twenty-four month offering periods. The offering periods generally start on the first trading day on or after May 1 and November 1 of each year. Eligible participants may purchase common stock through payroll deductions of up to 15% of each participants compensation. The maximum number of shares a participant may purchase is 10,000 shares. Amounts deducted and accumulated by the participant are used to purchase common shares at the end of each purchase period. The price of stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock at the beginning of the offering period and the end of each purchase period. The ESPP will terminate in 2009.

  For the year ended December 31, 1999, employees purchased 75,948 shares at $12.75. At December 31, 1999, 924,000 shares remained available for future issuance under the ESPP.

 Defined Contribution Plan

  The Company maintains a defined contribution 401(k) plan under which its employees are eligible to participate. Participants may make, within certain limitations, voluntary contributions based upon a percentage of their compensation. The Company may make voluntary contributions to the Plan. Participants are fully vested

                              SOFTWARE.COM, INC.

in the Company's contributions after a specified number of years of service, as defined under the plan. No Company contributions have been made to date under the plan.

9. Geographic Information

  Information regarding revenues and long-lived assets attributable to the Company's primary geographic operating regions is as follows (in thousands):

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
     Revenues:
       United States.................................... $17,781 $13,378 $ 7,403
       Europe...........................................  14,171   5,130   1,034
       Asia.............................................   9,964   3,884   1,232
       Canada...........................................   2,347   2,754     701
       Other............................................     375     473     296
                                                         ------- ------- -------
         Total Revenues................................. $44,638 $25,619 $10,666
                                                         ======= ======= =======

  The geographic classification of revenues is based upon the location of the customer.

                                                               December 31,
                                                           --------------------
                                                            1999   1998   1997
                                                           ------ ------ ------
     Long-lived Assets:
       United States...................................... $3,723 $3,188 $3,543
       Europe.............................................    160     53    --
       Asia...............................................     53     34    --
                                                           ------ ------ ------
         Total long-lived assets.......................... $3,936 $3,275 $3,543
                                                           ====== ====== ======

10. Related Party Transactions

  The Company leases one of its facilities from a limited liability company, which includes two members of the board of directors. The aggregate lease commitments related to this lease totaled $418,000 at December 31, 1999. Rent expense under this lease for the years ended December 31, 1999, 1998, and 1997 totaled $193,000, $171,000, and $165,000, respectively.

  For the years ended December 31, 1999, 1998, and 1997, revenues from companies affiliated with AT&T Corporation, which is considered a related party due to its involvement with AT&T Ventures, a preferred/common shareholder, totaled approximately $1,962,000, $3,599,000 and $2,687,000, respectively. At December 31, 1999 and 1998, accounts receivable from such companies totaled approximately $532,000 and $948,000, respectively.

11. Initial Public Offering Registration

  In June 1999, the Company completed an initial public offering in which it sold 5,000,000 shares of common stock at $15.00 per share, resulting in proceeds to the Company of approximately $68.0 million, net of issuance costs of approximately $1.9 million.

                              SOFTWARE.COM, INC.

12. Subsequent Event (unaudited)

  In March 2000, the Company announced that it had signed a definitive agreement to acquire AtMobile.com, Inc. a leading wireless Internet application service provider with wireless Instant Messaging technology and Wireless Intelligent Network integration expertise. The acquisition is expected to be accounted for as a pooling of interests.

13. Quarterly Results of Operations (unaudited)

                                                     1999 Quarters Ended
                                               -------------------------------
                                                         June   Sept.
                                               March 31   30     30    Dec. 31
                                               -------- ------ ------- -------
                                               (in thousands, except per share
                                                            data)
   Total revenues.............................  $8,071  $9,048 $12,006 $15,513
   Gross profit...............................   5,651   5,594   7,740  11,385
   Net loss applicable to common
    shareholders..............................   2,263   3,066   1,704   3,903
   Basic and diluted loss per share...........    0.08    0.10    0.04    0.09
                                                     1998 Quarters Ended
                                               -------------------------------
                                                         June   Sept.
                                               March 31   30     30    Dec. 31
                                               -------- ------ ------- -------
                                               (in thousands, except per share
                                                            data)
   Total revenues.............................  $4,898  $6,140 $ 6,877 $ 7,704
   Gross profit...............................   2,766   4,281   4,579   4,974
   Net loss applicable to common
    shareholders..............................   2,914   1,378   1,683   2,253
   Basic and diluted loss per share...........    0.10    0.05    0.06    0.08

                       VALUATION AND QUALIFYING ACCOUNTS

              For the years ended December 31, 1999, 1998 and 1997

                                               Additions  Deductions
                                               ---------- ----------
                                      Balance
                                        at     Charged to   Amount   Balance at
                                     Beginning Costs and  Charged to   End of
                                     of Period  Expenses   Reserve     Period
                                     --------- ---------- ---------- ----------
Allowance for Doubtful Accounts
December 31, 1999................... $481,000   $794,000   $251,000  $1,024,000
December 31, 1998...................  114,000    554,000    187,000     481,000
December 31, 1997...................   21,000    123,000     30,000     114,000

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------
   3.1   Amended and Restated Certificate of Incorporation of the Registrant
          (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the
          Securities and Exchange Commission on June 22, 1999).

   3.3 Bylaws of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22, 1999).

   4.1   Specimen Common Stock Certificate (incorporated by reference to the
          Registrant's Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22, 1999).

   4.2 Registration Rights Agreement dated as of June 1, 1996, as amended, by and among the Registrant and certain holders of the Registrant's
          Common Stock (incorporated by reference to the Registrant's
          Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22,
          1999).

   4.3   Amended and Restated Registration Rights Agreement, dated February 10,
          1997, as amended, by and among the Registrant and the purchasers of the Registrant's Series A Preferred Stock, Series B Preferred Stock,
          Series C Preferred Stock and Series D Preferred Stock (incorporated by reference to the Registrant's Registration Statement on Form S-1
          (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22, 1999).

   4.4   Warrant to purchase Common Stock dated August 10, 1998 issued by the
          Registrant to Coast Business Credit (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22, 1999).

   4.5   Share Purchase Agreement between the Registrant, Mobility.Net
          Corporation and Michael Machado dated April 3, 1999 (incorporated by reference to the Registrant's Registration Statement on Form S-1
          (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22, 1999).

   4.6   Agreement and Plan of Reorganization among the Registrant,
          Software.com Acquisition, Inc., Telarc, Inc. and Thomas Gleason dated
          October 20, 1999 (incorporated by reference to the Registrant's
          Current Report on Form 8-K dated November 1, 1999).

   4.7   Agreement and Plan of Merger among the Registrant, Software.com
          Wireless, Inc., and AtMobile.com, Inc. dated March 8, 2000.

  10.1 Form of Indemnification Agreement between the Registrant and each of its directors and officers. (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22, 1999).

  10.2* 1995 Stock Plan, as amended and restated (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-
          76263) as declared effective in the Securities and Exchange
          Commission on June 22, 1999).

  10.3*  1999 Employee Stock Purchase Plan (incorporated by reference to the
          Registrant's Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22, 1999).

  10.4* Mobility.Net Corporation 1999 Stock Option Plan, and form of agreements thereunder (incorporated by reference to the Registrant's
          Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22,
          1999).

 Exhibit
 Number                                Description
 -------                               -----------
 10.5*   Form of Severance Agreement in the Event of a Change of Control
          entered into between the Registrant and certain executive officers
          (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the
          Securities and Exchange Commission on June 22, 1999).

 10.6*   Severance Agreement in the Event of a Change of Control, dated
          February 3, 1999 between the Registrant and John S. Ingalls
          (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the
          Securities and Exchange Commission on June 22, 1999).

 10.7    Lease Agreement dated February 21, 1996 between the Registrant and 525
          Anacapa LLC (incorporated by reference to the Registrant's
          Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22,
          1999).

 10.8    Lease Agreement dated November 22, 1996 between the Registrant and
          Cito Corporation (incorporated by reference to the Registrant's
          Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22,
          1999).

 10.9    Lease Agreement dated September 11, 1996 between the Registrant and 91
          Hartwell Avenue Trust (incorporated by reference to the Registrant's
          Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22,
          1999).

 10.10   Lease Agreement dated May 24, 1999 between the Registrant and 10
          Maguire Road LLC (incorporated by reference to the Registrant's
          Registration Statement on Form S-1 (File No. 333-76263) as declared effective in the Securities and Exchange Commission on June 22,
          1999).

 10.11*  2000 Nonstatutory Stock Option Plan.

 21.1    List of Subsidiaries.

 23.1    Consent of Ernst & Young LLP, Independent Auditors.

 24.1    Power of Attorney (see page 38).

 27.1    Financial Data Schedule.

--------
*  Indicates management compensatory plan, contract or arrangement.