Form 10-Q
period 2000-03-31
SOFTWARE COM INC
filed 2000-05-12
CIK 1019180

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes [ X ]       No  [  ]

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 47,587,747 as of May 5, 2000.

                               SOFTWARE.COM, INC.

                                      INDEX

                          PART I: FINANCIAL INFORMATION

   Item                                                                     Page
---------  -----------------------------------------------------------      ----

Item 1.    Condensed Consolidated Financial Statements - unaudited            3

           Condensed Consolidated Balance Sheets - March 31, 2000 and
           December 31, 1999                                                  3

           Condensed Consolidated Statements of Operations - three
           months ended March 31, 2000 and 1999                               4

           Condensed Consolidated Statements of Cash Flows - three
           months ended March 31, 2000 and 1999                               5

           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial Condition        8
           and Results of Operations

Item 3     Quantitative and Qualitative Disclosure About Market Risk         24

                           PART II: OTHER INFORMATION

Item 1.    Legal Proceedings                                                 25
Item 2.    Changes in Securities and Use of Proceeds                         25
Item 3.    Defaults Upon Senior Securities                                   25
Item 4.    Submission of Matters to a Vote of Security Holders               25
Item 5.    Other Information                                                 25
Item 6.    Exhibits and Reports on Form 8-K                                  25
           Signatures                                                        25


                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               Software.com, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                            March 31,   December 31,
                                                               2000         1999
                                                            ---------    ---------
Assets
Current assets:
Cash and cash equivalents ...............................   $  44,207    $  41,715
Short-term investments ..................................      30,276       25,748
Accounts receivable, net ................................      28,434       22,268
Prepaid expenses and other current assets ...............       1,618        1,923
                                                            ---------    ---------
Total current assets ....................................     104,535       91,654

Property and equipment, net .............................       6,515        3,936
Goodwill and intangibles, net ...........................       7,625        8,048
Deposits and other assets ...............................         547          401
                                                            ---------    ---------

Total assets ............................................   $ 119,222    $ 104,039
                                                            =========    =========

Liabilities and shareholders' equity
Current liabilities:
Accounts payable ........................................   $   4,598    $   2,708
Accrued liabilities .....................................       5,898        5,414
Deferred revenue ........................................      15,362       10,488
                                                            ---------    ---------
Total current liabilities ...............................      25,858       18,610

Shareholders' equity:
Common stock ............................................     126,101      119,902
Deferred compensation ...................................      (1,520)      (1,673)
Accumulated comprehensive loss ..........................         (32)          (6)
Accumulated deficit .....................................     (31,185)     (32,794)
                                                            ---------    ---------
Total shareholders' equity ..............................      93,364       85,429
                                                            ---------    ---------

Total liabilities and shareholders' equity ..............   $ 119,222    $ 104,039
                                                            =========    =========



                                See accompanying notes.

                               Software.com, Inc.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)



                                               Three Months Ended
                                                   March 31,
                                              --------------------
                                                 2000        1999
                                              --------    --------
Revenues:
Software licenses .........................   $ 13,437    $  5,058
Services ..................................      6,107       3,013
                                              --------    --------

Total revenues ............................     19,544       8,071
Cost of revenues:
Software licenses .........................        721         376
Services ..................................      4,111       2,044
                                              --------    --------

Total cost of revenues ....................      4,832       2,420
Gross profit ..............................     14,712       5,651
Operating expenses:
Sales & marketing .........................      6,482       3,560
Research & development ....................      5,073       2,741
General & administrative ..................      2,176       1,178
Amortization of goodwill and purchased
  intangible assets .......................        423        --
                                              --------    --------

Total operating expenses ..................     14,154       7,479

Income/(loss) from operations .............        558      (1,828)

Interest and other income (expense),
  net .....................................      1,085        (157)
                                              --------    --------

Income/(loss) before income taxes .........      1,643      (1,985)

Provision for taxes .......................        (34)        (68)
                                              --------    --------

Net income/(loss) .........................      1,609      (2,053)
Accretion on redeemable convertible
  preferred stock .........................       --          (210)
                                              --------    --------

Net income/(loss) applicable to common
  stockholders ............................   $  1,609   $ (2,263)
                                              ========   ========

Basic net income/(loss) per share .........   $   0.04   $  (0.08)
                                              ========   ========

Weighted average shares of common
  stock outstanding used in computing
  basic net income/(loss) per share .......     43,338     28,749
                                              ========   ========

Diluted net income/(loss) per share .......   $   0.03   $  (0.08)
                                              ========   ========

Weighted average shares of common
  stock outstanding used in computing
  diluted net income/(loss) per share .....     50,734      28,749
                                              --------    --------



                             See accompanying notes.

                               Software.com, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                        --------------------
                                                          2000        1999
                                                        --------    --------
Operating activities
Net income/(loss) ...................................   $  1,609    $ (2,053)
Adjustments to reconcile net income/(loss) to
   net cash used in operating activities:
      Depreciation and amortization .................        988         475
      Deferred compensation .........................        152         104
      Provision for doubtful accounts ...............        250         308
      Changes in operating assets and liabilities:
         Accounts receivable ........................     (6,417)        926
         Prepaid expenses and other current assets ..        304        (129)
         Accounts payable ...........................      1,889         581
         Accrued payroll and related liabilities ....        638        (100)
         Other accrued liabilities ..................       (149)       (576)
         Deferred revenue ...........................      4,874        (419)
                                                        --------    --------
            Net cash provided by/(used in) operating
              activities ............................      4,138        (883)
                                                        --------    --------

Investing activities
Acquisition of property and equipment ...............     (3,144)       (307)
Purchase of marketable securities ...................    (72,013)       --
Maturities of marketable securities .................     67,459         496
Decrease in other assets ............................       (147)        (34)
                                                        --------    --------
            Net cash (used in)/ provided by investing
               activities ...........................     (7,845)        155
                                                        --------    --------

Financing activities
Repayments of long-term debt ........................       --           (60)
Proceeds of note payable to bank, net ...............       --           279
Exercise of stock options ...........................      6,199         416
Issuance of common stock ............................       --            12
                                                        --------    --------
            Net cash provided by financing activities      6,199         647
                                                        --------    --------

Net increase/(decrease) in cash and cash equivalents       2,492         (81)
Cash and cash equivalents at beginning of period ....     41,715       5,447
                                                        --------    --------
Cash and cash equivalents at end of period ..........   $ 44,207    $  5,366
                                                        ========    ========


                             See accompanying notes.

                               SOFTWARE.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

Note 1.     Basis of Presentation

      The accompanying condensed consolidated financial statements have been prepared by Software.com, Inc. (the "Company") without audit (except for the balance sheet information as of December 31, 1999, which was derived from audited consolidated financial statements) in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year or any other period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission ("SEC") on March 30, 2000.

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

Cash and Cash Equivalents

      The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase. Cash and cash equivalents include commercial paper, money market accounts and auction rate securities at March 31, 2000 and December 31, 1999.

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

Recent Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 provides additional guidance for revenue recognition under certain arrangements. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures but does not expect the impact, if any, will have a material effect on the Company's results of operations. The accounting and disclosures prescribed by SAB 101 will be effective for the second quarter of 2000.

Note 2.     Net Income (Loss) Per Share

      Basic and diluted net income (loss) per common share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS128), for all periods presented. Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common stock and common stock equivalents outstanding during the period. For the three months ended March 31, 1999, common stock equivalent shares have been excluded from the computation as their effect would be anti-dilutive.

      The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share information):

                                                   Three months Ended
                                                       March 31,
                                                   -------------------
                                                     2000       1999
                                                   --------   --------

Numerator for basic and diluted earnings per
  share - net income ...........................   $  1,609   $ (2,263)
                                                   ========   ========

Denominator:
Denominator for basic earnings per share -
  weighted-average shares ......................     43,338     28,749
Effect of dilutive securities - employee
  stock options and stock issuances under
  employee stock purchase plan .................      7,396       --
                                                   --------   --------

Denominator for diluted earnings per share -
  adjusted weighted-average shares .............     50,734     28,749
                                                   ========   ========

Basic earnings per share .......................   $   0.04   $  (0.08)

Diluted earnings per share .....................   $   0.03   $  (0.08)


Note 3.     Stock Options

      For the three months ended March 31, 2000, options to purchase approximately 1,845,000 shares of common stock were exercised with net proceeds to the Company of approximately $6.2 million.

Note 4.     Comprehensive Income

      During the three months ended March 31, 2000, total comprehensive income was $1,583,000 which includes the effects of the Company's other comprehensive loss which is comprised of $26,000 in unrealized losses on the Company's available-for-sale securities. There were no comprehensive income or loss items for the three months ended March 31, 1999.

Note 5.     Subsequent Events

      In April 2000, the Company completed the acquisition of AtMobile.com, Inc. (AtMobile), a leading wireless Internet application service provider with wireless Instant Messaging technology and Wireless Intelligent Network integration expertise. In connection with the acquisition of AtMobile, the Company issued or reserved for issuance an aggregate of 3,750,000 shares of Software.com Common Stock in exchange for all of the issued and outstanding common stock of AtMobile, as well as the assumption of all outstanding warrants and options to purchase shares of AtMobile. The acquisition will be accounted for as a pooling of interests. The Company expects to record related one-time acquisition costs of approximately $11.0 million in the second quarter of 2000.

     On April 25, 2000, the Company signed a definitive agreement to acquire bCandid Corporation, a market leader in providing carrier-class discussion server infrastructure software to service providers worldwide. In connection with the proposed acquisition of bCandid, the Company will issue or reserve for issuance shares of Software.com Common Stock with a value of $70.0 million in exchange for all of the issued and outstanding capital stock of bCandid, as well as the assumption of all outstanding warrants and options to purchase shares of bCandid. The acquisition will be accounted for as a purchase. The Company will obtain an independent appraisal (using proven valuation procedures and techniques) of the fair value of the assets and liabilities acquired and allocate a portion of the purchase price to goodwill and purchased intangible assets. In addition, a portion of the purchase price may be allocated to purchased in-process research and development (IPR&D) which would be written off in the second quarter of 2000 if such technology was not expected to have alternative future uses.

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

        Revenues attributable to customers outside of North America accounted for approximately 65% of our total revenues for the three months ended March 31, 2000. We are making significant expenditures on expansion in Europe and Asia, including the translation of our products for use in these regions, and we expect these expenditures to increase. If our revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer.

        We believe our success depends on our ability to execute on our global sales strategy and continue to develop carrier-class products and services which address the unique requirements of service providers. Accordingly, for the next several quarters we intend to continue to invest heavily in sales, support, and research and development.

        In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Additionally, despite our sequential quarterly revenue growth during 2000 and 1999, we do not believe that historical growth rates are necessarily sustainable or indicative of future growth.

RESULTS OF OPERATIONS

      The following table sets forth our results of operations expressed as a percentage of total revenues.

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                     2000          1999
                                                     ----          ----

Condensed Statement of Operations data:
  Software licenses ..............................     69 %          63 %
  Services .......................................     31            37
                                                     ----          ----
Total revenues ...................................    100           100

Gross Margins:
  Software licenses ..............................     95            93
  Services .......................................     33            32
                                                     ----          ----
Gross Profit .....................................     75            70
Operating expenses:
  Sales and marketing ............................     33            44
  Research and development ......................      26            34

  General and administrative ....................      11            15

  Amortization of goodwill and purchased
  intangible assets ..............................      2          --
                                                     ----          ----

Total operating expenses .........................     72            93
                                                     ----          ----
Income (loss) from operations ....................      3           (23)
                                                     ----          ----
Net income (loss) ................................      8 %         (25) %
                                                     ----          ----


Comparison of Three Months Ended March 31, 2000 and 1999

        Software Licenses. Software license revenue increased $8.4 million, or 166%, from $5.1 million for the three months ended March 31, 1999 to $13.4 million in the same period in 2000. The increase in software license revenue was primarily due to greater revenue from sales of our InterMail product offerings, somewhat offset by a decrease in sales of our Post.Office product. The largest contributor to software license revenue continues to be our InterMail Mx product offering, which grew 248% in the three months ended March 31, 2000 over the same period in 1999. The increase in InterMail Mx revenue was primarily a result of increased growth from existing and new customers and, to a lesser extent, large migrations of mailboxes from other existing platforms of new customers.

        Our InterMail Kx product was introduced in March of 1999 and overlaps to some extent with our Post.Office product. Both products are targeted at small and medium size service providers worldwide. Combined revenues from Post.Office and InterMail Kx increased 60% from the three months ended March 31, 1999 to the same period in 2000, however revenues from Post.Office decreased 28% from the three months ended March 31, 1999 to the same period in 2000.

        The increase in software license revenue as a percentage of total revenues was primarily related to increased growth in licenses of our InterMail products from existing and new customers and to a lesser extent large migrations of mailboxes from other existing platforms of new customers.

        Services. Services revenue is primarily derived from consulting services, maintenance and support contracts, and training. Services revenue increased $3.1 million, or 103%, from $3.0 million in the three months ended March 31, 1999 to $6.1 million in the same period in 2000. The increase in services revenue was primarily due to a $1.7 million increase in support and maintenance contracts as our customer base grew, and a $1.3 million increase in professional services as the number of professional services engagements increased. As a percentage of total revenues, services revenue decreased from 37% in the three months ended March 31, 1999 to 31% in the same period 2000. This decrease was primarily related to an increase in license revenue of our InterMail products. In 2000 we expect services revenue as a percentage of total revenues to decrease to some extent as a result of continued growth in license revenue relative to growth in services revenue.

        Cost of Software License Revenue. Cost of software license revenue consists primarily of the cost of third party products integrated into our products or resold by us and the salaries and related costs for our documentation department and the production of documentation for our InterMail products. Cost of software license revenue increased $345,000, or 92%, from $376,000 in the three months ended March 31, 1999 to $721,000 in the same period in 2000. The increase was primarily due to an increase in the size of our documentation department as well as increased investment in product translation for our international markets.

        Cost of Services Revenue. Cost of services revenue includes salaries and related costs of our consulting services and customer support organizations, cost of third parties contracted to provide consulting services to our customers, and an allocation of our facilities and depreciation expenses. Cost of services revenue increased $2.1 million, or 101%, from $2.0 million in the three months ended March 31, 1999 to $4.1 million in the same period in 2000. The increase in cost of services was primarily due to an increase in our consulting and support organizations from 43 employees at March 31, 1999 to 90 employees at March 31, 2000 to support our larger customer base.

        Sales and Marketing. Sales and marketing expense consists primarily of salaries and benefits of our sales, marketing, product management and business development organizations, sales commissions, marketing programs, and an allocation of our facilities and depreciation expenses. Sales and marketing expense increased by $2.9 million, or 82%, from $3.6 million in the three months ended March 31, 1999 to $6.5 million in the same period in 2000. The increase in sales and marketing expense was primarily due to growth in our global sales and product/program management organizations as well as an increase in marketing programs. The total number of employees in the sales and marketing organization increased from 53 at March 31, 1999 to 87 at March 31, 2000. The decrease in sales and marketing as a percentage of total revenues was primarily due to increased growth in license revenue from existing customers. We expect our sales and marketing expenses will increase in absolute dollars in future periods due to the planned expansion of our international sales and marketing operations.

        Research and Development. Research and development expense consists primarily of salaries and benefits of our engineering and quality assurance organizations, and an allocation of our facilities and depreciation expenses. Research and development expense increased by $2.3 million, or 85%, from $2.7 million in the three months ended March 31, 1999 to $5.1 million in the same period in 2000. The increase in research and development expense was primarily due to an increase in our development organization from 69 employees at March 31, 1999 to 126 employees at March 31, 2000. The decrease in research and development as a percentage of total revenues was primarily due to increased growth in license revenue from existing customers. We believe continued investment in research and development is essential to our future success, and we expect our research and development expenses to increase in absolute dollars in future periods with the growth in demand of unified and wireless messaging products.

        General and Administrative. General and administrative expense consists primarily of salaries and benefits of our finance, human resources and legal services organizations, third party legal, accounting, and other professional services fees, an allocation of our facilities and depreciation expenses and bad debt expense. General and administrative expense increased by $1.0 million, or 85%, from $1.2 million in the three months ended March 31, 1999 to $2.2 million in the same period 2000. The increase in general and administrative expense was primarily related to an increase in our general and administrative organization from 31 employees at March 31, 1999 to 49 employees at March 31, 2000 as well as fees for accounting and legal services and reserves for bad debts. The decrease in general and administrative as a percentage of total revenues was primarily due to increased growth in license revenue from existing customers. We expect general and administrative expenses to decrease as a percentage of total revenues in future periods.

      Amortization of Goodwill and Purchased Intangible Assets. In October 1999, the Company completed its acquisition of Telarc, Inc. The acquisition of Telarc was accounted for as a purchase and, accordingly, the purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the fair value of the assets and liabilities acquired. The goodwill and other intangibles are to be amortized on a straight-line basis over their estimated economic useful lives of three to five years. The Company recorded $423,000 of amortization of goodwill and other intangibles related to the acquisition for the quarter ending March 31, 2000.

      Other Income (Expense). Other income (expense) consists primarily of interest income from our cash and short-term investments net of interest associated with our credit facility. Total other income (expense) increased $1.2 million, from an expense of $157,000 in the three months ended March 31, 1999 to income of $1.1 million in the same period in 2000. The increase was primarily related to interest earned on the proceeds of our initial public offering of common stock in June 1999.

        Provision for Income Taxes. Provision for income taxes consists mainly of foreign withholding and income taxes. Provision for income taxes decreased $34,000 from $68,000 in the three months ended March 31, 1999 to $34,000 in the same period in 2000.

        Stock-Based Compensation. We recorded deferred compensation of approximately $770,000 and $1.5 million in 1999 and 1998, respectively, representing the difference between the exercise prices of options granted to employees during 1999 and 1998 and the deemed fair value for accounting purposes of our common stock on the grant dates. We amortized deferred compensation expense of $152,000 during the three months ended March 31, 2000 compared to $104,000 for the same period in 1999. This compensation expense relates to options awarded to individuals in all operating expense categories.

      Liquidity and Capital Resources

        We have funded our operations primarily through the private placement of equity securities and the initial public offering of shares, and raised net proceeds of approximately $79.8 million in 1999. At March 31, 2000, our principal sources of liquidity included approximately $44.2 million of cash and cash equivalents and $30.3 million of marketable securities.

        Net cash provided by operating activities for the three months ended March 31, 2000 was primarily due to increases in deferred revenue of $4.9 million and accounts payable of $1.9 million as well as our net income of $1.6 million, primarily offset by an increase in accounts receivable of $6.4 million. Cash used in operating activities for the same period in 1999 was primarily due to our net loss of $2.1 million, partially offset by a decrease in accounts receivable of $926,000.

        Net cash used in investing activities for the three months ended March 31, 2000 was primarily due to purchases (net of maturities) of marketable securities of $4.5 million as well as $3.1 million in the acquisition of property and equipment. Cash provided by investing activities for the same period in 1999 was primarily due to maturities of marketable securities of $496,000, partially offset by $307,000 in the acquisition of property and equipment.

        Net cash provided by financing activities for the three months ended March 31, 2000 was due to $6.2 million in exercises of stock options. Cash provided by financing activities for the same period in 1999 was primarily due to $416,000 in exercises of stock options and $279,000 in proceeds from note payable to bank.

      We believe that our existing cash and marketable securities balances together with cash generated from operations will be sufficient to meet our working capital, financing and capital expenditure needs through at least December 31, 2000. We continue to evaluate the potential acquisition of key technology, complementary product lines and other companies. If we decide to proceed with any such acquisitions, they may be financed by a variety of sources, including equity or debt financing.

      Recent Events

      In April 2000, we completed our acquisition of AtMobile.com, Inc. (AtMobile), a leading wireless Internet application service provider with wireless Instant Messaging technology and Wireless Intelligent Network integration expertise. In connection with the acquisition of AtMobile, we issued or reserved for issuance an aggregate of 3,750,000 shares of Software.com Common Stock in exchange for all of the issued and outstanding common stock of AtMobile, as well as the assumption of all outstanding warrants and options to purchase shares of AtMobile. The acquisition will be accounted for as a pooling of interests. We expect to record related one-time acquisition costs of approximately $11.0 million in the second quarter of 2000.

      In April 2000, we signed a definitive agreement to acquire bCandid Corporation, a market leader in providing carrier-class discussion server infrastructure software to service providers worldwide. In connection with the proposed acquisition of bCandid, we will issue or reserve for issuance shares of Software.com Common Stock with a value of $70.0 million in exchange for all of the issued and outstanding capital stock of bCandid, as well as the assumption of all outstanding warrants and options to purchase shares of bCandid. The acquisition will be accounted for as a purchase. We will obtain an independent appraisal (using proven valuation procedures and techniques) of the fair value of the assets and liabilities acquired and allocate a portion of the purchase price to goodwill and purchased intangible assets. In addition, a portion of the purchase price may be allocated to purchased in-process research and development (IPR&D) which would be written off in the second quarter of 2000 if such technology was not expected to have alternative future uses.

Additional Risk Factors That Could Affect Operating Results and Market Price of Stock

   Our future revenues are unpredictable and we expect our quarterly operating results to fluctuate, which could cause our stock price to decline

      We cannot accurately forecast our revenues in any given period as a result of our limited operating history, the emerging nature of the markets in which we compete and our reliance on a small number of products and large customers. Our revenues could fall short of our expectations if we experience delays in signing new customer accounts or cancellation of one or more current or new customer accounts. A number of factors are likely to cause fluctuations in our operating results, including:

     o the volume and timing of mailbox activation by our InterMail Mx customers;

     o the length of our sales and product deployment cycles for our InterMail products;

     o our ability to attract and retain customers in new markets, including Europe and Asia;

     o our continuing dependence on the InterMail line of products and related services for substantially all of our revenues;

     o our dependence on a small number of large customers; o our dependence on continued growth of the service provider market; o any delays in our introduction of new products or enhancements; o the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

     o the announcement or introduction of new or enhanced products or services by our competitors;

     o adverse customer reaction to technical difficulties or "bugs" in our software;

     o the growth rate and performance of the Internet in general and of Internet communications in particular;

     o the growth rate and performance of wireless networks in general and of wireless communications in particular;

     o    the volume of sales by our distribution partners and resellers;

     o    our pricing policies and those of our competitors; and

     o the increase in our cost to resell, or our customers' cost to buy, the Oracle 8i database which is currently necessary to use our InterMail Mx product and any related price concessions on our InterMail Mx product that our customers demand as a result.

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

   Variations in the time it takes to sell, deploy and activate mailboxes using our InterMail Mx product may cause fluctuations in our operating results, which could cause our stock price to decline

      Variations in the length of our sales and deployment cycles for InterMail Mx could cause our revenue, and thus our business, financial condition and operating results, to fluctuate widely from period to period. Our customers generally take a long time to evaluate our InterMail Mx product, and many people are involved in the evaluation process. We expend significant resources educating and providing information to our prospective customers regarding the use and benefits of InterMail Mx. Additionally, at present, in order to deploy our InterMail Mx product, a customer must have a license to use an Oracle 8i database. Our customers' cost for purchasing an Oracle 8i database, whether from us or directly from Oracle, has increased and may cause potential customers to decide not to buy our InterMail Mx product. If this happens, we may be forced to absorb some of the costs of the increase in order to sell the InterMail Mx product. In either case, unless we are able to identify and implement a suitable alternative to the Oracle database, our revenues from our InterMail Mx product would decrease. Although we are actively evaluating alternative databases, there can be no assurance that we will be able to substitute a new database for Oracle in a timely and cost-effective manner. Even if a customer decides to purchase our InterMail Mx product, our customers tend to integrate InterMail Mx into their existing systems slowly and deliberately. The timing of the deployment depends upon:

     o    the efforts of our professional services staff;

     o    the geographic disbursement of the customer's hardware;

     o the complexity of the customer's network and the resulting degree of hardware configuration necessary to deploy InterMail Mx on their system;

     o    the internal technical capabilities of the customer;

     o    the customer's budgetary constraints; and

     o the stability and sophistication of the customer's current messaging system.

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

   Because we have a limited operating history, it may be difficult for you to evaluate our business and prospects

      We have only a limited operating history, which makes it difficult for investors to predict our future operating performance. When making your investment decision, you should consider the risks, expenses, and difficulties that we may encounter as a young company in a rapidly evolving market. These risks include our ability to:

     o    expand our sales and marketing activities;

     o    expand our customer base;

     o    develop and introduce new products and services;

     o    identify and integrate acquisitions; and

     o    compete effectively.

      We cannot be certain that our business strategy will be successful or that we will successfully address these risks.

   We have a history of losses for periods prior to the first quarter of 2000, and we may not be able to sustain profitability in the future

     Although we generated net income in the first quarter of 2000, we have a history of losses for prior periods and may not be able to sustain profitability in the future. We have historically invested heavily in our sales and marketing efforts and in technology research and development. We expect to continue to spend substantial resources on developing and introducing new software products and on expanding our sales and marketing activities, particularly in Europe, Japan and Asia Pacific. As a result, we need to generate significant revenues to maintain profitability. We expect that our sales and marketing expenses, research and development expenses, and general and administrative expenses will continue to increase in absolute dollars and may increase as percentages of revenues. In addition, any amortization of goodwill or other intangible assets, or other charges resulting from the costs of acquisitions could significantly impact our business, financial condition, and operating results.

      As of March 31, 2000, we had an accumulated deficit of approximately $31.2 million. Although our revenues have grown significantly in recent quarters, we may not be able to sustain these growth rates or obtain sufficient revenues to maintain profitability. Our failure to maintain profitability could adversely affect our stock price.

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

      Our current software competitors in the service provider market include iPlanet E-Commerce Solutions (a Sun|Netscape Alliance) and Isocor, which was recently acquired by Critical Path. We also indirectly compete with Critical Path when it offers outsourced messaging to the service provider market and with Microsoft, whose current messaging product was developed for the enterprise market but is sold to some service providers. In addition, with our intended release of a highly scalable LDAP directory with InterMail Mx, we will become more direct competitors with Novell's NDS technology and Microsoft's Active Directory product, to the extent that these products are marketed to service providers. We believe that competition will intensify as our current competitors increase the sophistication of their offerings and as new market participants, including additional providers of outsourced messaging services enter the market. Many of our current and future competitors have longer operating histories, larger installed customer bases, greater brand recognition, and significantly greater financial, marketing and other resources than we do. In addition, these competitors may benefit from existing strategic and other relationships with each other or with our current customers. We must respond quickly and effectively to the new products, services, and enhancements offered by our competitors in order to continue our growth.

   Microsoft and other competitors possess many competitive advantages over us that present risks to the sales of our products

      Microsoft, among other software providers, is well positioned to become increasingly competitive in our core service provider messaging market. We believe that Microsoft is currently in the process of developing electronic messaging software to compete more directly in our core service provider market. Because of its dominance in other software markets, Microsoft has many competitive advantages over us. For example, Microsoft could incorporate electronic messaging technology into its Web browser software, its client operating system or email interface, or its server software offerings, possibly at no additional cost to service providers or end users. In addition, Microsoft may promote technologies and standards that are not compatible with our technology, or that are less compatible with our technology than competitive products offered by Microsoft. We believe that Microsoft's increasing presence in the electronic messaging software industry will dramatically increase competitive pressure in the market, leading to increased pricing pressure and longer sales cycles. These competitive pressures may force us to reduce the prices of our products, and may also materially reduce our market share.

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

   Our InterMail Kx product may interfere with sales of our other products

      Competition from InterMail Kx has had a negative effect on our sales of Post.Office and could have a negative impact on our sales of InterMail Mx, or the prices we could charge for these products. Our InterMail Kx product was introduced in March of 1999 and overlaps to some extent with our Post.Office product as both products are targeted at small and medium size service providers worldwide. We currently have several licenses for our Post.Office product with service providers that have more than 25,000 subscribers and we have licensed our InterMail Mx product to service providers with fewer than 250,000 subscribers. Accordingly, InterMail Kx may compete to some extent with our other products. Combined revenues from Post.Office and InterMail Kx increased 60% from the three months ended March 31, 1999 to the same period in 2000, however revenues from Post.Office decreased 28% from the three months ended March 31, 1999 to the same period in 2000. We may also divert sales and marketing resources from Post.Office in order to successfully promote and develop InterMail Kx. This diversion of resources could have a further negative effect on our sales of Post.Office. If our revenues from InterMail Kx are not sufficient to compensate for the effect of any decrease in sales or prices of our other products, our business, financial condition, and operating results will suffer.

   Our acquisition strategy could cause financial or operational problems

      Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands, and competitive pressures. To this end, we may acquire new and complementary businesses, products, or technologies, instead of developing them ourselves. We do not know if we will be able to complete any acquisitions or that we will be able to successfully integrate any acquired business, operate them profitably, or retain their key employees. For example, we completed the acquisitions of Mobility.Net Corporation in April 1999 and of Telarc, Inc. in October 1999, and continue to integrate these companies' products and personnel into our organization. We completed the acquisition of AtMobile.com, Inc. in April 2000. AtMobile.com is a substantially larger organization than either Mobility.Net or Telarc and therefore will present greater challenges in terms of integration of products and employees. Integrating AtMobile.com or any other newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business, and could distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private financings. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that results in dilution to our stockholders. If we are unable to integrate AtMobile.com or any other newly acquired entities or technologies effectively, our business, financial condition, and operating results would suffer. In addition, any amortization of goodwill or other assets, or other charges resulting from the costs of acquisitions could harm our business, financial condition, and operating results.

   Our expanding international operations are subject to significant uncertainties in addition to those we face in domestic markets

      Revenues attributable to customers outside of North America accounted for approximately 65% of our total revenues for the three months ended March 31, 2000. If our revenues from international operations, and particularly from our operations in the countries and regions on which we have focused our spending, do not exceed the expense of establishing and maintaining these operations, our business, financial condition, and operating results will suffer. We continue to invest significant financial and managerial resources to expand our sales and marketing operations in international markets, and we must continue to do so for the foreseeable future in order to succeed in these markets. In particular, we are making significant expenditures on expansion in Europe and Asia, including the translation of our products for use in these regions, and we expect these expenditures to continue or increase. We are expending the most resources in the countries and regions that we think will be the most receptive markets for our products. We have only limited experience in international operations, and we may not be able to capitalize on our investment in these markets. In this regard, we face certain risks inherent in conducting business internationally, including:

     o    fluctuations in currency exchange rates;

     o problems caused by the ongoing conversion of various European currencies into a single currency, the Euro;

     o    any imposition of currency exchange controls;

     o unexpected changes in regulatory requirements applicable to the Internet or our business;

     o difficulties and costs of staffing and managing international operations;

     o    differing technology standards;

     o difficulties in collecting accounts receivable and longer collection periods;

     o seasonal variations in customer buying patterns or electronic messaging usage;

     o    political instability or economic downturns;

     o    potentially adverse tax consequences; and

     o reduced protection for intellectual property rights in certain countries.

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

   We must adapt to rapid changes in technology and customer preferences in order to remain competitive

      The Internet messaging industry is characterized by rapidly changing technology, changes in customer and end user requirements and preferences, and evolving industry standards and practices that could render our software products obsolete. Our success depends on our ability to enhance our existing messaging platform and products on a timely basis and to develop new products that address the increasingly sophisticated and varied needs of our customers and their end users. We must accurately forecast the features and functionality required by our target customers and end users in order to continually improve our products. For example, in response to customer and end user demand, we have recently developed for some of our products a voicemail feature based on Internet standards that govern data transmission and receipt, known as Internet Protocol or "IP." In addition, in response to the rapid development of opportunities in the wireless sector, we are aggressively pursuing the development and/or acquisition of key technologies required by service providers in the wireless sector. The development of proprietary technology and product enhancements has required, and will continue to require, substantial expenditures and lead-time, and we may not always be able to keep pace with the latest technological developments. If we cannot, for technical, legal, financial, or other reasons, adapt our products to changing customer or end user requirements or industry standards in a cost-effective and timely fashion, or if any new product, enhancement, or feature, including IP voicemail or the wireless messaging products and technologies acquired in the Telarc acquisition and the AtMobile.com acquisition is not favorably received and accepted by customers and end users, our business, financial condition, and operating results will suffer.

   Our software products may have unknown defects, which could harm our reputation or impede market acceptance of our products

      Despite testing by us, defects have in the past and may in the future occur in our software. Complex software like ours is difficult to integrate with customers' existing systems and often contains errors or defects, particularly when first introduced or when new versions or enhancements are released. Although we conduct extensive testing, we may not discover software defects that affect our current or new products, including new releases or editions of our InterMail products, the wireless messaging products acquired in the Telarc acquisition or the wireless products intended to be developed as a result of the AtMobile.com acquisition, until after they are sold. We also experience difficulty in deploying software at our customer's sites due to its complex nature. Any defect in other software or hardware with which our software interacts could be mistakenly attributed to our software by our customers or their end users. These defects or perceptions of defects could cause our customers and their end users to experience service interruptions. Because our customers depend on our software to provide critical services to their end users, any service interruptions could damage our reputation or increase our product development costs, divert our product development resources, cause us to lose revenue, or delay market acceptance of our products, any of which could harm our business, financial condition, and operating results.

   The rapid growth of our operations could strain our resources and harm our business, financial condition, and operating results

      Our recent growth has placed and will continue to place a significant strain on our management systems, infrastructure, and resources. We are increasing the scope of our operations and our customer base domestically and internationally, and we have recently increased our headcount substantially. From December 31, 1997 to April 30, 2000 our total number of employees increased from 144 to 425. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train, and manage our workforce worldwide. We expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. Any failure to expand any of the foregoing areas efficiently and effectively could harm our business, financial condition and operating results. In addition, there can be no assurance that our business will continue to grow at historical rates.

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

      The market for wireless communications and the delivery of Internet-based services through wireless technology is rapidly evolving and is characterized by an increasing number of market entrants that have introduced or developed, or are in the process of introducing or developing, products that facilitate wireless communication and the delivery of Internet-based services through wireless devices. We intend to devote significant efforts and resources on developing and marketing infrastructure applications for wireless communications and the wireless delivery of Internet-based content and services. Our acquisitions of Telarc and AtMobile.com were undertaken in part to address opportunities in that market. If wireless devices are not widely adopted for data communications or mobile delivery of Internet-based services, we would not realize expected benefits from these acquisitions and our business would suffer. In addition, the emerging nature of the market for wireless communications and Internet-based services via wireless devices may lead prospective customers to postpone adopting wireless devices or using wireless technology. As a result, the life cycle of our wireless products is difficult to estimate. We may not be able to develop and introduce new products, services and enhancements that respond to technological changes or evolving industry standards on a timely basis, in which case our business would suffer. In addition, we cannot predict the rate of adoption by wireless subscribers of these services or the price they will be willing to pay for these services. As a result, it is extremely difficult to predict the pricing of these services and the future size and growth rate of the wireless market.

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

   Our intellectual property or proprietary rights could be misappropriated, which could force us to become involved in expensive and time-consuming litigation

      Our ability to compete and continue to provide technological innovation is substantially dependent upon internally developed technology, including the entire InterMail product line. We rely on a combination of copyright, trade secret, and trademark law to protect our technology, although we believe that other factors such as the technological and creative skills of our personnel, new product developments, frequent product and feature enhancements, and reliable product support and maintenance are more essential to maintaining a technology leadership position. As a result of the AtMobile acquisition, we acquired one patent and a number of patent applications, specifically for wireless subject matter.

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

      None

Item 3.  Defaults upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      a)    Exhibit 27 - Financial Data Schedule

      b) Merger Agreement dated April 25, 2000 by and among Software.com, Inc., bCandid Corporation and Software.com Storage, Inc.

      c) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2000.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.

                                          SOFTWARE.COM, INC.

Date:  May 12, 2000                       By: /S/ JOHN L. MACFARLANE
                                              -----------------------
                                              John L. MacFarlane
                                              Chief Executive Officer

Date:  May 12, 2000                       By:  /S/ JOHN S. INGALLS
                                              -----------------------
                                              John S. Ingalls
                                              Chief Financial Officer
                                              (Principal financial officer)


Date:  May 12, 2000                       By: /S/ MARK A. ROOT
                                              -----------------------
                                              Mark A. Root
                                              Corporate Controller
                                              (Principal accounting officer)