Form 10-Q
period 2000-06-30
SOFTWARE COM INC
filed 2000-08-14
CIK 1019180

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

or

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

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 49,000,878 as of August 10, 2000.

                              SOFTWARE.COM, INC.

                                     INDEX

                         PART I: FINANCIAL INFORMATION

 Item                                                                     Page
---------  -----------------------------------------------------------      ----

Item 1.    Condensed Consolidated Financial Statements - unaudited            3

           Condensed Consolidated Balance Sheets - June 30, 2000 and
           December 31, 1999                                                  3

           Condensed Consolidated Statements of Operations - three
           and six months ended June 30, 2000 and 1999                        4

           Condensed Consolidated Statements of Cash Flows - six
           months ended June 30, 2000 and 1999                                5

           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial Condition        9
           and Results of Operations

Item 3     Quantitative and Qualitative Disclosure About Market Risk         27

                          PART II: OTHER INFORMATION

Item 1.    Legal Proceedings                                                 28
Item 2.    Changes in Securities and Use of Proceeds                         28
Item 3.    Defaults Upon Senior Securities                                   28
Item 4.    Submission of Matters to a Vote of Security Holders               28
Item 5.    Other Information                                                 29
Item 6.    Exhibits and Reports on Form 8-K                                  29
           Signatures                                                        29

          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                             Software.com, Inc.
                                                                    Condensed Consolidated Balance Sheet
                                                                               (In Thousands)

                                                                        June 30,             December 31,
                                                                         2000                   1999
                                                                   ----------------        ---------------
Assets
Current Assets:
Cash and cash equivalents.......................................    $       41,712          $      41,175
Short-term investments..........................................            45,707                 25,748
Accounts receivable, net........................................            30,738                 23,054
Prepaid expenses and other current assets.......................             2,982                  1,974
                                                                   ----------------        ---------------
Total current assets...........................................            121,139                 97,951

Property and equipment, net.....................................             9,636                  5,302
Goodwill and intangibles, net...................................            70,213                  8,048
Deposits and other assets.......................................               829                    591
                                                                   ----------------        ---------------
Total assets....................................................    $      201,817          $     111,892
                                                                   ================        ===============

Liabilities and shareholder's equity
Current liabilities:
Accounts payable................................................    $        5,114          $       3,423
Accrued liabilities.............................................             6,658                  5,878
Deferred revenue................................................            20,519                 10,488
Current portion of capital lease obligations
and long-term debt..............................................               485                  1,183
                                                                   ----------------        ---------------
Total current liabilities.......................................            32,776                 20,972

Capital lease obligations and long-term debt,
less current portion............................................                28                  5,756

Shareholder's equity:
AtMobile convertible preferred stock -
Series A, B & C ................................................                 -                 12,969
Common stock....................................................           230,470                120,053
Deferred Compensation...........................................            (1,368)                (1,673)
Unrealized (loss) on investments................................               (29)                    (6)
Accumulated deficit.............................................           (60,060)               (46,179)
                                                                   ----------------        ---------------
Total shareholder's equity......................................           169,013                 85,164
                                                                   ----------------        ---------------
Total liabilities and shareholder's equity......................    $      201,817          $     111,892
                                                                   ================        ===============

                                                      See accompanying notes.

                                                                              Software.com, Inc.
                                                                 Condensed Consolidated Statements of Operations
                                                                     (In Thousands, except per share amounts)

                                                                   Three Months Ended        Six Months Ended
                                                                        June 30,                 June 30,
                                                                -----------------------    ----------------------
                                                                   2000         1999          2000        1999
                                                                ----------   ----------    ----------  ----------
Revenues:
Software licenses...........................................    $   20,183    $   5,226    $   33,620  $   10,285
Services....................................................         9,310        4,382        15,992       7,666
                                                                ----------    ---------    ----------  ----------
Total revenues..............................................        29,493        9,608        49,612      17,951
Cost of revenues:
Software licenses...........................................           697          767         1,328       1,142
Services....................................................         7,283        3,306        12,057       5,823
                                                                ----------    ---------    ----------  ----------
Total cost of revenues......................................         7,980        4,073        13,385       6,965
                                                                ----------    ---------    ----------  ----------
Gross profit................................................        21,513        5,535        36,227      10,986

Operating expenses:
Sales & marketing...........................................         8,320        4,412        15,685       8,249
Research & development......................................         6,882        3,451        12,651       6,784
General & administrative....................................         2,847        1,425         5,778       3,076
Stock based compensation-acquisition  related..............          1,582          -           3,646         -
Amortization of goodwill and purchased intangible assets....         1,293          -           1,716         -
Purchased in-process research and development...............         2,000          -           2,000         -
Acquisition-related costs...................................        10,268          -          10,395         -
Legal assessment............................................           -           (200)          -          (200)
                                                                ----------    ---------    ----------  ----------
Total operating expenses....................................        33,192        9,088        51,871      17,909
                                                                ----------    ---------    ----------  ----------
Loss from operations........................................       (11,679)      (3,553)      (15,644)     (6,923)

Interest and other income (expense), net....................           990         (231)        2,119        (489)
                                                                ----------    ---------    ----------  ----------
Loss before income taxes....................................       (10,689)      (3,784)      (13,525)     (7,412)

Provision for income taxes..................................          (323)         (79)         (356)       (146)
                                                                ----------    ---------    ----------  ----------
Net loss....................................................       (11,012)      (3,863)      (13,881)     (7,558)

Accretion on redeemable convertible preferred stock.........           -           (193)          -          (403)
                                                                ----------    ---------    ----------  ----------
Net loss applicable to common stockholders...................   $  (11,012)   $  (4,056)   $  (13,881) $   (7,961)
                                                                ==========    =========    ==========  ==========

Basic and diluted net loss per share.......................     $    (0.23)   $   (0.13)   $    (0.30) $    (0.27)
                                                                ==========    =========    ==========  ==========
Weighted average shares of common stock
outstanding used in computing basic and
diluted net loss per share..................................        47,508       30,290        45,633      29,740
                                                                ==========    =========    ==========  ==========

                           See accompanying notes.

                                                                             Software.com, Inc.
                                                              Condensed Consolidated Statements of Cash Flows
                                                                               (In Thousands)
                                                                                 (Unaudited)
                                                                              Six Months Ended
                                                                                  June 30,
                                                                   ---------------------------------------
                                                                         2000                   1999
                                                                   ----------------        ---------------
Operating activities
Net loss........................................................    $      (13,881)         $      (7,558)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization..................................            3,390                    918
  Deferred compensation..........................................              304                    240
  Non employee equity-based compensation.........................            3,646                    -
  Write-off of in-process R&D....................................            2,000                    -
  Accrued interest on convertible notes..........................               26                    -
  Provision for doubtful accounts................................              375                    308
  Changes in operating assets and liabilities, net of the
   effect of acquisitions:
    Accounts receivable..........................................           (7,267)                (1,957)
    Prepaid expenses and other current assets....................             (917)                  (408)
    Accounts payable.............................................            1,016                  1,833
    Accrued payroll and related liabilities......................              (69)                   201
    Other accrued liabilities....................................              286                   (495)
    Deferred revenue.............................................            9,062                    459
                                                                   ----------------        ---------------
     Net cash used in operating activities.....................             (2,029)                (6,459)
                                                                   ----------------        ---------------

Investing activities
Acquisition of property and equipment...........................            (5,745)                  (613)
Purchase of marketable securities...............................           (70,905)                (2,971)
Maturities of marketable securities.............................            50,924                    496
Cash from bCandid acquisition...................................               547                    -
Decrease in other assets........................................              (204)                    (8)
                                                                   ----------------        ---------------
     Net cash used in investing activities......................            (25,383)               (3,096)
                                                                   ----------------        ---------------

Financing activities
Repayments of  long-term debt...................................              (728)                (2,674)
Proceeds from long-term debt....................................               -                    4,763
Repayments of note payable......................................              (698)                (7,089)
Proceeds from note payable......................................               -                      -
Exercise of stock options.......................................             8,980                  2,188
Proceeds from issuance of ESPP..................................             1,891                    -
Proceeds from issuance of convertible preferred stock, net......               -                   10,000
Proceeds from issuance of AtMobile preferred stock, net.........            12,504                    -
Proceeds from issuance of common stock, net.....................               -                   67,992
                                                                   ----------------        ---------------
     Net cash provided by financing activities..................            21,949                 75,180
                                                                   ----------------        ---------------

Net increase/(decrease) in cash and cash equivalents............            (5,463)                65,624
Cash and cash equivalents at beginning of period................            47,175                  6,262
                                                                   ----------------        ---------------
Cash and cash equivalents at end of period......................   $        41,712         $       71,886
                                                                   ================        ===============

                           See accompanying notes.

                              SOFTWARE.COM, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)

Note 1.     Basis of Presentation

      The accompanying condensed consolidated financial statements have been prepared by Software.com, Inc. (the "Company") without audit (except for the balance sheet information as of December 31, 1999, which was derived from audited consolidated financial statements) in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year or any other period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K and supplemental financial statements on Form 8-K for the year ended December 31, 1999, which were filed with the Securities and Exchange Commission ("SEC") on March 30, 2000 and July 17, 2000, respectively.

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

Reclassification

      Certain prior period amounts have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

      The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase. Cash and cash equivalents include commercial paper, money market accounts and auction rate securities at June 30, 2000 and December 31, 1999.

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

Recent Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 provides additional guidance for revenue recognition under certain arrangements. The Company has evaluated the impact of SAB 101 on its financial statements and related disclosures and does not expect that the impact will have a material effect on the Company's results of operations.

Note 2.    Acquisitions

      In April 2000, the Company completed its acquisition of AtMobile.com, Inc. ("AtMobile"), a leading wireless Internet application service provider with wireless Instant Messaging technology and Wireless Intelligent Network integration expertise. In connection with the acquisition of AtMobile, the Company issued or reserved for issuance an aggregate of 3,750,000 shares of Software.com common stock in exchange for all of the issued and outstanding common stock of AtMobile, as well as the assumption of all outstanding warrants and options to purchase shares of AtMobile. The acquisition has been accounted for as a pooling of interests. Accordingly, the financial information presented reflects the combined financial position and operations of Software.com and AtMobile for all dates and periods presented.

      In connection with the acquisition of AtMobile the Company recorded $10.3 million of acquisition related costs for the three months ended June 30, 2000. Acquisition related costs consist primarily of investment banker fees associated with the close of acquisitions as well as legal and accounting professional services fees. Additionally, the Company recorded $1.6 million and $3.7 million of stock based compensation-acquisition related expenses for the three and six months ended June 30, 2000, respectively. Stock based compensation-acquisition related expense consists primarily of charges recorded for the underlying value of warrants issued by recently acquired AtMobile in conjunction with a Web development, hosting, maintenance and licensing agreement entered into with a contractor in late 1999. The Company will continue to record related charges based on the underlying value of the warrants as the warrants continue to vest.

Separate financial information of the combined entities for three and six-month periods ended June 30, 2000 is as follows:

(In thousands)
Three Months Ended June 30, 2000                   Software.com   AtMobile
--------------------------------------------------------------------------

Net revenues                                           $ 9,048    $   560
Net loss                                                (2,873)      (990)
Net loss applicable to
  common stockholders                                   (3,066)      (990)

Six Months Ended June 30, 2000                     Software.com   AtMobile
--------------------------------------------------------------------------

Net revenues                                           $17,119    $   832
Net loss                                                (4,926)    (2,632)
Net loss applicable to
  common stockholders                                   (5,329)    (2,632)


      In June 2000, the Company completed its acquisition of bCandid Corporation, a market leader in providing carrier-class discussion server infrastructure software to service providers worldwide. In connection with the acquisition of bCandid, the Company issued approximately 667,000 shares of Software.com common stock with a value of $65.4 million in exchange for all of the issued and outstanding capital stock of bCandid, as well as the assumption of all outstanding warrants and options to purchase shares of bCandid. The acquisition was accounted for as a purchase and, accordingly, their operating results have been included in Software.com's consolidated financial statements results from the acquisition date. The purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired based on their approximate fair market value. Using proven valuation procedures and techniques in an independent appraisal, the purchase price was allocated as follows (in thousands):


      Net assets                            $   (485)
      Covenant not to compete                    300
      Assembled workforce                        400
      Customer relationships                     600
      In-process research and development      2,000
      Developed technology                     6,700
      Goodwill                                55,900
                                            --------


      Total purchase price                   $65,400

      Goodwill and identified intangibles are being amortized on a straight-line basis over their estimated economic useful lives of two to four years. The Company recorded $1.3 million and $1.7 million of amortization of goodwill and other intangibles related to acquisitions for the three and six months ended June 30, 2000, respectively.

      The appraisal of the acquired business included an allocation of in-process research and development. This acquired technology had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company wrote off $2.0 million at the time of the acquisition. On the date of its acquisition, bCandid's technology was classified between core or developed technology and IPR&D. Five principal bCandid products were identified and their reliance on the developed technology and IPR&D was determined. Two of these products contained IPR&D and were further analyzed to determine: (1) the estimated time required to complete the development, (2) the estimated cost to complete and (3) the complexity involved in overcoming technological obstacles that must be resolved during development. The completion of in-process development at the time of the acquisition ranged from 82% to 86%.

      These IPR&D valuations represent the five year after-tax cash flow of this technology using a discounted rate of 31%. In valuing the developed technology and IPR&D, the initial focus was on the revenue contribution generated by each of the products. Revenue estimates were based on the following: (1) aggregate revenue growth rates for the business as a whole, (2) individual product revenues, (3) growth rates for related products, (4) anticipated product development and introduction schedules, (5) product sales cycles and (6) the estimated useful life of a product's underlying technology. The aggregate product revenue amounts were estimated and segregated between the developed technology and IPR&D. Operating expenses were deducted from the revenue estimates to arrive at operating income. Operating expenses include cost of revenue, selling and marketing, and general and administrative expenses but no non-cash charges such as depreciation and amortization. Certain adjustments were made to operating income to derive the after-tax cash flow. These adjustments included the calculation of an applicable tax expense and an appropriate charge for the use of contributory assets necessary to generate revenue and operating income associated with the subject intangible assets.

      The allocation is preliminary and subject to adjustment as the Company completes its review and evaluation of the acquired assets and assumed liabilities.

      The following pro forma financial information presents the combined results of operations of the Company and bCandid as if the acquisition had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of goodwill and intangible assets, but excludes the non-recurring charge for the write-off of in-process research and development related to bCandid.

(In thousands except per
 share amounts)
Six Months Ended June 30            2000          1999
---------------------------------------------------------
Net revenues                      $ 51,873      $ 19,829

Net Loss                           (13,313)       (8,012)

Pro forma net loss per
 share:
Basic and Diluted                 $  (0.29)     $  (0.26)


      The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisitions taken place at the beginning of the periods presented.

Note 3.     Net Income (Loss) Per Share

      Basic and diluted net income (loss) per common share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS128), for all periods presented. Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common stock and common stock equivalents outstanding during the period. For the three and six months ended June 30, 2000 and 1999, common stock equivalent shares have been excluded from the computation as their effect would be anti-dilutive.

Note 4.     Stock Options

      For the three and six months ended June 30, 2000, options to purchase approximately 652,000 and 2,503,000 shares of common stock, respectively, were exercised with net proceeds to the Company of approximately $2.6 million and $9.0 million, respectively.

Note 5.     Comprehensive Loss

      During the three and six months ended June 30, 2000, total comprehensive loss was $11.0 million and $13.9 million, respectively. The comprehensive loss for the three and six months ended June 30, 2000 includes the effects of the Company's other comprehensive gain of $3,000 and other comprehensive loss of $26,000, respectively, both a result of unrealized gain/loss on the Company's available-for-sale securities.

Note 6.     Subsequent Events

      On August 8, 2000, the Company and Phone.com signed a definitive merger agreement. Under the terms of the agreement, which was unanimously approved by the Boards of Directors of both companies, stockholders of Phone.com and Software.com will each own approximately 50 percent of the combined company. Each Software.com stockholder will be entitled to receive 1.6105 shares of Phone.com common stock for each share of Software.com common stock. The merger is expected to be accounted for as a pooling of interests and is intended to be tax-free to stockholders of both companies. Subject to stockholder and regulatory approval and other standard closing conditions, the merger is expected to close at the end of fiscal 2000.


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

Overview

      Software.com is a leading developer and provider of scalable Internet infrastructure software applications. Our products and services are specifically designed to enable service providers to market Internet-based services to businesses and consumers. We have focused on developing carrier-scale, high performance messaging and directory software applications for providers of Internet communications and services. We currently develop, market, sell, and support a variety of Internet standards-based messaging and directory software to customers worldwide, including traditional telecommunications carriers, Internet service providers and wholesalers, application service providers, cable-based Internet access providers, competitive local exchange telephone carriers, Internet destination sites or portals and wireless telephony carriers. We have developed three product packages: InterMail Mx, InterMail Kx and Post.Office based on our infrastructure platform. These products allow our customers to provide a variety of advanced messaging services to their Internet-based consumer and business users.

      In April 1999, we completed the acquisition of Mobility.Net Corporation, a California company incorporated in July 1996. Mobility.Net developed an integrated Web mail and calendaring system using a Java-based technology platform that complements our product offerings. The acquisition of Mobility.Net has been accounted for as a pooling-of-interests. Accordingly, the financial information presented reflects the combined financial position and operations of Software.com and Mobility.Net for all dates and periods presented. In October 1999, we completed the acquisition of Telarc, Inc., which provides carrier-scale Short Messaging Service (SMS) technologies that complement our product offerings. The acquisition of Telarc Inc. has been accounted for as a purchase. In April 2000, we completed our acquisition of AtMobile.com, Inc. ("AtMobile"), a leading wireless Internet application service provider with wireless Instant Messaging technology and Wireless Intelligent Network integration expertise. The acquisition of AtMobile has been accounted for as a pooling-of-interests. Accordingly, the financial information presented reflects the combined financial position and operations of Software.com and AtMobile for all dates and periods presented. In June 2000, we completed our acquisition of bCandid Corporation ("bCandid"), a market leader in providing carrier-class discussion server infrastructure software to service providers worldwide. The acquisition of bCandid has been accounted for as a purchase.

      On August 8, 2000, we signed a definitive merger agreement with Phone.com. Under the terms of the agreement, which was unanimously approved by the Boards of Directors of both companies, stockholders of Phone.com and Software.com will each own approximately 50 percent of the combined company. Each Software.com stockholder will be entitled to receive 1.6105 shares of Phone.com common stock for each share of Software.com common stock. The merger is expected to be accounted for as a pooling of interests and is intended to be tax-free to stockholders of both companies. Subject to stockholder and regulatory approval and other standard closing conditions, the merger is expected to close at the end of fiscal 2000.


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

      Service revenue is composed of revenue from support and maintenance contracts as well as professional services and training. Revenues from support and maintenance contracts are recognized ratably over the term of the support and maintenance period. Substantially all of our InterMail Mx and InterMail Kx customers purchase support and maintenance, which is paid generally on a quarterly basis. Although the majority of our Post.Office customers initially purchase an annual support and maintenance contract, a relatively small percentage of these customers renew the contracts after the first year. This is primarily due to the ease of use of the product and the customers' ability to purchase more economical "per-incident" support services. Consulting services revenues are primarily related to deployment services performed on a time-and-materials basis under separate service arrangements. We recognize revenue, contract costs, and profit on management and consulting contracts for fixed fee contracts on the percentage-completion method. Revenue, contract costs, and profit on time-and-material of-contracts are recorded based upon direct labor hours at fixed hourly rates and cost of materials as incurred. When current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded. When software and services are billed prior to the time the related revenue is recognized, deferred revenue is recorded.

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

      Revenues attributable to customers outside of North America accounted for approximately 45% of our total revenues for the three months ended June 30, 2000. We are making significant expenditures on expansion in Europe and Asia, including the translation of our products for use in these regions, and we expect these expenditures to increase. If our revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer.

      We believe our success depends on our ability to execute on our global sales strategy and continue to develop carrier-class products and services that address the unique requirements of service providers. Accordingly, we intend to continue to invest heavily in sales, support, and research and development.

      In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Additionally, despite our sequential quarterly revenue growth during 1999 and 1998, we do not believe that our historical growth rates are necessarily sustainable or indicative of future growth. Furthermore, as a result of past acquisitions and future acquisitions that we may make, we expect to incur losses as a result of the amortization of non-cash acquisition related costs for the next several quarters. However, at this time we expect to be operationally profitable, exclusive of one-time cash acquisition related costs and continuing non-cash and/or non-recurring charges.

RESULTS OF OPERATIONS

      The following table sets forth our results of operations expressed as a percentage of total revenues.

                                                                              Software.com, Inc.
                                                                 Condensed Consolidated Statements of Operations
                                                                     (In Thousands, except per share amounts)

                                                                       Three Months Ended        Six Months Ended
                                                                            June 30,                 June 30,
                                                                     -----------------------    ----------------------
                                                                        2000         1999          2000        1999
                                                                     ----------   ----------    ----------  ----------
Condensed Consolidated Statements of Operations Data:
    Software licenses...........................................           68%          54%           68%         57%
    Services....................................................           32%          46%           32%         43%
                                                                    ----------    ---------    ----------  ----------
Total revenues..............................................              100%         100%          100%        100%
Gross Margins:
    Software licenses...........................................           97%          85%           96%         89%
    Services....................................................           22%          25%           25%         24%
                                                                    ----------    ---------    ----------  ----------
Gross profit................................................               73%          58%           73%         61%

Operating expenses:
    Sales & marketing...........................................           29%          46%           33%         46%
    Research & development......................................           23%          36%           25%         38%
    General & administrative....................................           10%          15%           12%         17%
    Stock based compensation-acquisition related................            5%          -              7%         -
    Amortization of goodwill and purchased intangible assets....            4%          -              3%         -
    Purchased in-process research and development...............            7%          -              4%         -
    Acquisition-related costs...................................           35%          -             21%         -
    Legal matter................................................           -           (2)%           -          (1)%
                                                                    ----------    ---------    ----------  ----------
Total operating expenses....................................              113%          95%          105%        100%
                                                                     ----------    ---------    ----------  ----------
Loss from operations........................................             (40)%        (37)%         (32)%       (39)%
                                                                     ----------    ---------    ----------  ----------
Net Loss....................................................             (37)%        (40)%         (28)%       (42)%


Comparison of Three and Six Months Ended June 30, 2000 and 1999


      Software Licenses. Software license revenue increased $15.0 million, or 286%, from $5.2 million for the three months ended June 30, 1999 to $20.2 million in the same period in 2000. Software license revenue increased $23.3 million, or 227%, from $10.3 million for the six months ended June 30, 1999 to $33.6 million in the same period in 2000. The increase in software license revenue was primarily due to greater revenue from sales of our InterMail product offerings, somewhat offset by a decrease in sales of our Post.Office product. The largest contributor to software license revenue continues to be our InterMail Mx product offering, which grew 414% and 321% in the three and six months ended June 30, 2000, respectively over the same periods in 1999. The increase in InterMail Mx revenue was primarily a result of increased growth from existing and new customers. Notably, in the second quarter of 2000, we had a one -time recognition of revenue of approximately $2.0 million relating to previously provisioned mailboxes from one customer who switched from a revenue sharing license agreement to a regular per mailbox provisioning license agreement.

      The increase in software license revenue as a percentage of total revenues was primarily related to increased growth in licenses of our InterMail products from existing and new customers.

      Services. Services revenue is primarily derived from consulting services, maintenance and support contracts, and training. Services revenue increased $4.9 million, or 112%, from $4.4 million in the three months ended June 30, 1999 to $9.3 million in the same period in 2000. Services revenue increased $8.3 million, or 109%, from $7.7 million in the six months ended June 30, 1999 to $16.0 million in the same period in 2000. The increase in services revenue for the three months ended June 30, 2000 from the same period in 1999 was primarily due to a $2.9 million increase in professional services as the number of professional services engagements increased and to a $1.8 million increase in support and maintenance contracts as our customer base grew. The number of professional services engagements increased to 38 for the three months ended June 30, 2000 as compared to 17 in the same period in 1999. The increase in services revenue for the six months ended June 30, 2000 from the same period in 1999 was primarily due to a $4.5 million increase in professional services as the number of professional services engagements increased and a $3.5 million increase in support and maintenance contracts as our customer base grew. The number of professional services engagements increased to 65 for the six months ended June 30, 2000 as compared to 30 in the same period in 1999. As a percentage of total revenues, services revenue decreased from 46% and 43% in the three and six months ended June 30, 1999, respectively, to 32% in the same periods in 2000. This decrease was primarily related to an increase in license revenue of our InterMail products. In 2000, we expect services revenue as a percentage of total revenues to remain relatively the same as we continue to install our products in service provider customers worldwide.

      Cost of Software License Revenue. Cost of software license revenue consists primarily of the cost of third party products integrated into our products or resold by us and the salaries and related costs for our documentation department and the production of documentation for our InterMail products. Cost of software license revenue decreased $100,000, or 13%, from $800,000 in the three months ended June 30, 1999 to $700,000 in the same period in 2000. The decrease was primarily due to the fact that in the three months ended June 30, 1999, we resold a third party database to three of our InterMail Mx customers, and the cost of that software was included in cost of software license revenue in that quarter. In the three months ended June 30, 2000, we did not resell any third-party software and did not have the associated costs. Cost of software license revenue increased $200,000, or 18%, from $1.1 million in the six months ended June 30, 1999 to $1.3 million in the same period in 2000. The increase was primarily due to an increase in the size of our documentation department as well as increased investment in product translation for our international markets.

      Cost of Services Revenue. Cost of services revenue includes salaries and related costs of our consulting services, customer support and training organizations, cost of third parties contracted to provide consulting services to our customers, and an allocation of our facilities and depreciation expenses. Cost of services revenue increased $4.0 million, or 120%, from $3.3 million in the three months ended June 30, 1999 to $7.3 million in the same period in 2000. Cost of services revenue increased $6.3 million, or 107%, from $5.8 million in the six months ended June 30, 1999 to $12.1 million in the same period in 2000. The increase in cost of services was primarily due to an increase in our consulting and support organizations from 58 employees at June 30, 1999 to 121 employees at June 30, 2000 to support our larger customer base.

      Sales and Marketing. Sales and marketing expense consists primarily of salaries and benefits of our sales, marketing, product management and business development organizations, sales commissions, marketing programs, and an allocation of our facilities and depreciation expenses. Sales and marketing expense increased by $3.9 million, or 89%, from $4.4 million in the three months ended June 30, 1999 to $8.3 million in the same period in 2000. Sales and marketing expense increased by $7.5 million, or 90%, from $8.2 million in the six months ended June 30, 1999 to

$15.7 million in the same period in 2000. The increase in sales and marketing expense was primarily due to growth in our global sales and product management organizations as well as an increase in marketing programs. The total number of employees in the sales and marketing organization increased from 72 at June 30, 1999 to 119 at June 30, 2000. The decrease in sales and marketing as a percentage of total revenues was primarily due to increased growth in license revenue from existing customers. We expect our sales and marketing expenses will increase in absolute dollars in future periods due to the planned expansion of our international sales and marketing operations.

      Research and Development. Research and development expense consists primarily of salaries and benefits of our engineering and quality assurance organizations, and an allocation of our facilities and depreciation expenses. Research and development expense increased by $3.4 million, or 97%, from $3.5 million in the three months ended June 30, 1999 to $6.9 million in the same period in 2000. Research and development expense increased by $5.9 million, or 86%, from $6.8 million in the six months ended June 30, 1999 to $12.7 million in the same period in 2000. The increase in research and development expense was primarily due to an increase in our development organization from 99 employees at June 30, 1999 to 170 employees at June 30, 2000. The decrease in research and development as a percentage of total revenues was primarily due to increased growth in license revenue from existing customers. We believe continued investment in research and development is essential to our future success, and we expect our research and development expenses to increase in absolute dollars in future periods with the growth in demand of unified and wireless messaging products.

      General and Administrative. General and administrative expense consists primarily of salaries and benefits of our finance, human resources and legal services organizations, third party legal, accounting, and other professional services fees, an allocation of our facilities and depreciation expenses and bad debt expense. General and administrative expense increased by $1.4 million, or 100%, from $1.4 million in the three months ended June 30, 1999 to $2.8 million in the same period in 2000. General and administrative expense increased by $2.7 million, or 87%, from $3.1 million in the six months ended June 30, 1999 to $5.8 million in the same period in 2000. The increase in general and administrative expense was primarily related to an increase in our general and administrative organization from 42 employees at June 30, 1999 to 59 employees at June 30, 2000 as well as fees for accounting and legal services and reserves for bad debts. The decrease in general and administrative as a percentage of total revenues was primarily due to increased growth in license revenue from existing customers. We expect general and administrative expenses to increase in absolute dollars but decrease slightly as a percentage of total revenues in future periods.

      Stock Based Compensation - Acquisition Related Expense. Stock based compensation-acquisition related expense consists primarily of charges recorded for the underlying value of warrants issued by recently acquired AtMobile in conjunction with a Web development, hosting, maintenance and licensing agreement entered into with a contractor in late 1999. The charges recorded for the three and six months ended June 30, 2000 were $1.6 million and $3.6 million, respectively. We will continue to record related charges based on the underlying value of the warrants as the warrants continue to vest.

      Amortization of Goodwill and Purchased Intangible Assets. In June 2000, we completed our acquisition of bCandid. The acquisition was accounted for as a purchase and, accordingly, their operating results have been included in our consolidated financial statements results from the acquisition date. The purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired based on their approximate fair market value. Using proven valuation procedures and techniques in an independent appraisal, a portion of the purchase price was identified as intangible assets as follows: $300,000 to a covenant not to compete, $400,000 to assembled workforce, $600,000 to customer relationships, $6.7 million to developed technology, and $55.9 million to goodwill. Goodwill and identified intangibles are being amortized on a straight-line basis over their estimated economic useful lives of two to four years. Additionally, in October 1999, we completed our acquisition of Telarc, Inc. ("Telarc") which also had a portion of the purchase price identified as intangible assets allocated as follows: $263,000 to net intangible assets, $5.7 million to developed technology, $125,000 to assembled workforce and other intangibles and $2.3 million to goodwill. Goodwill and identified intangibles from the Telarc acquisition are being amortized on a straight-line basis over their estimated economic useful lives of three to five years. The Company recorded $1.3 million and $1.7 million of amortization of goodwill and other intangibles related to these acquisitions for the three and six months ended June 30, 2000, respectively.

      Purchased In-Process Research and Development. We obtained an independent appraisal using proven valuation procedures and techniques for the acquisition of bCandid. The appraisal allocated a portion of the acquired business to in-process research and development. This acquired technology had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company wrote off $2.0 million at the time of the acquisition.

      Acquisition Related Costs. Acquisition related costs consist primarily of investment banker fees associated with the close of acquisitions as well as legal and accounting professional services fees. The Company recorded $10.3 million and $10.4 million of acquisition related costs for the three and six months ended June 30, 2000, respectively.

      Interest and Other Income (Expense), Net. Interest and other income (expense), net consists primarily of interest income from our cash and short-term investments net of interest associated with a credit facility we had in 1999. Total other income (expense) increased $1.2 million, from an expense of $200,000 in the three months ended June 30, 1999 to income of $1.0 million in the same period in 2000. Total other income (expense) increased $2.6 million, from an expense of $500,000 in the six months ended June 30, 1999 to income of $2.1 million in the same period in 2000. The increase in both periods was primarily related to interest earned on the proceeds of our initial public offering of common stock in June 1999.

      Provision for Income Taxes. Provision for income taxes consists mainly of foreign withholding and income taxes. Provision for income taxes increased $240,000 from $80,000 in the three months ended June 30, 1999 to $320,000 in the same period in 2000. The increase was related to our continued expansion into foreign tax withholding jurisdictions.

      Stock-Based Compensation. We recorded deferred compensation of approximately $770,000 and $1.5 million in 1999 and 1998, respectively, representing the difference between the exercise prices of options granted to employees during 1999 and 1998 and the deemed fair value for accounting purposes of our common stock on the grant dates. We amortized deferred compensation expense of $152,000 during the three months ended June 30, 2000 compared to $136,000 for the same period in 1999. We amortized deferred compensation expense of $304,000 during the six months ended June 30, 2000 compared to $240,000 for the same period in 1999. This compensation expense relates to options awarded to individuals in all operating expense categories.


Liquidity and Capital Resources

      We have funded our operations primarily through the private placement of equity securities and the initial public offering of shares, and raised net proceeds of approximately $79.8 million in 1999. At June 30, 2000, our principal sources of liquidity included approximately $41.7 million of cash and cash equivalents and $45.7 million of marketable securities.

      Net cash used in operating activities for the six months ended June 30, 2000 was primarily due to our net loss of $13.9 million which included acquisition-related investment banker fees of $10.3 million and was also due to an increase in accounts receivable of $7.3 million, primarily offset by increases in deferred revenue of $9.1 million, non-employee equity-based compensation of $3.6 million and depreciation and amortization of $3.4 million. Cash used in operating activities for the same period in 1999 was primarily due to our net loss of $7.6 million, partially offset by an increase in accounts payable of $2.0 million.

      Net cash used in investing activities for the six months ended June 30, 2000 was primarily due to purchases (net of maturities) of marketable securities of $20.0 million as well as $5.7 million in the acquisition of property and equipment. Cash used in investing activities for the same period in 1999 was primarily due to purchases (net of maturities) of marketable securities of $2.5 million.

      Net cash provided by financing activities for the six months ended June 30, 2000 was primarily due to the issuance of $12.5 million of preferred stock by AtMobile and $9.0 million in exercises of stock options. Cash provided by financing activities for the same period in 1999 was primarily due to $68.0 million in net proceeds from the issuance of common stock in our initial public offering and the issuance of $10.0 million of preferred stock, partially offset by $5.0 million in repayments (net of proceeds) of long-term debt and notes payable to bank.

      We believe that our existing cash and marketable securities balanced together with cash generated from operations will be sufficient to meet our working capital, financing and capital expenditure needs for at least the next twelve months. We continue to evaluate the potential acquisition of key technology, complementary product lines and other companies. If we decide to proceed with any such acquisitions, they may be financed by a variety of sources, including equity or debt financing.

Risk Factors Related to the Proposed Merger.

   We face risks relating to the proposed merger with Phone.com, Inc.

      On August 8, 2000, we executed a merger agreement to merge with Phone.com. Under the terms of the agreement, each outstanding share of Software.com common stock will be exchanged for 1.6105 shares of Phone.com common stock. The announcement of the proposed merger could have a negative impact on our ability to sell our products and services, attract and retain employees and customers, or develop and maintain strategic relationships. The merger is subject to approval by the companies' stockholders and various regulatory agencies, and there can be no assurance that the merger will be successfully completed. In the event that the merger is not successfully completed, our results of operations and common stock price could be materially adversely affected.

      If the merger is successfully completed, holders of Software.com common stock will become holders of Phone.com common stock. Phone.com's business differs from our business, and Phone.com's results of operations, as well as the price of Phone.com common stock, may be affected by factors different than those affecting our results of operations and the price of our common stock. In particular, Phone.com's business is not operationally profitable and is not predicted to be profitable for the foreseeable future. For a discussion of Phone.com's business and certain factors to consider in connection with such business, see Phone.com's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, as amended by Phone.com's Form 8-Ks filed on November 3, 1999, February 24, 2000, and March 17, 2000, respectively, and Phone.com's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

  If the Phone.com merger is completed, our stockholders will receive a fixed number of shares of Phone.com common stock despite changes in the market value of our common stock or Phone.com common stock.

      Under the merger agreement, each share of Software.com common stock will be converted into the right to receive 1.6105 shares of Phone.com common stock. This exchange ratio is a fixed number and will not be adjusted in the event of any increase or decrease in the price of Software.com common stock or Phone.com common stock. The prices of Software.com common stock and Phone.com common stock at the closing of the proposed merger may vary from their respective prices on the date the merger agreement was signed. These prices may vary because of changes in the business, operations or prospects of Software.com or Phone.com, market assessments of the likelihood that the merger will be completed, the timing of the completion of the merger, the prospects of post-merger operations, regulatory considerations, general market and economic conditions and other factors. Market pressure on Phone.com stock may also negatively affect the price of Software.com common stock.

   The anticipated benefits of the proposed merger may not be realized.

      The success of our business has historically in part depended on our current and potential customers perceiving us as a supplier of software products rather than services, and thus not a competitor for their service offerings. Following the proposed merger, our existing and potential clients may perceive our relationship with Phone.com, who currently runs a service for unified communication, as compromising our ability to provide unbiased product solutions. In addition, we may not able to integrate effectively our technology, operations and personnel in a timely and efficient manner with those of Phone.com. Moreover, integration of our business, products and technology with those of Phone.com could be expensive and time-consuming, could disrupt our ongoing business, and could distract our management. Negative customer perception of the merger or failure to effectively integrate our technology, operations, or personnel with those of Phone.com would likely have a material adverse effect on our business and operating results and would result in Phone.com and us not achieving the anticipated potential benefits of the proposed merger.

   Our failure to complete the proposed merger with Phone.com could adversely affect our business.

      If the merger is not completed, we may be subject to a number of material risks, including the following:

      .  we may be required to pay a substantial termination fee;

      . the option we granted to Phone.com to acquire 19.9% of the outstanding shares of our common stock with an exercise price of $600.00 per share may become exercisable and if Phone.com exercises the option, we may not be able to account for future transactions as a "pooling of interests";

      . the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the proposed merger will be completed and that Don Listwin will assume the role of President and Chief Executive Officer of the combined company; and

      . costs related to the proposed merger, such as legal, accounting, and financial advisor fees, must be paid even if the merger is not completed.

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

   We have a history of losses for periods prior to the first quarter of 2000, and we may not be able to sustain profitability in the future

      We have a history of losses and may not be able to achieve or sustain profitability in the future. We have historically invested heavily in our sales and marketing efforts and in technology research and development. We expect to continue to spend substantial resources on developing and introducing new software products and on expanding our sales and marketing activities, particularly in Europe, Japan and Asia Pacific. As a result, we need to generate significant revenues to achieve and maintain profitability. We expect that our sales and marketing expenses, research and development expenses, and general and administrative expenses will continue to increase in absolute dollars and may increase as percentages of revenues. In addition, any amortization of goodwill or other intangible assets, or other charges resulting from the costs of acquisitions could significantly impact our business, financial condition, and operating results.

      As of June 30, 2000, we had an accumulated deficit of approximately $60.1 million. Although our revenues have grown significantly in recent quarters, we may not be able to sustain these growth rates or obtain sufficient revenues to maintain profitability. Our failure to maintain profitability could adversely affect our stock price.

   We depend on a small number of customers for most of our revenues, and our business, financial condition, and operating results could be harmed by a decline or delay in revenue from these customers

      We have generated a significant portion of our revenues from a limited number of customers. We expect that a small number of customers will continue to account for a significant portion of revenues for the foreseeable future. Our target market is made up only of service providers, which constitute only a small portion of all users of messaging and directory solutions. As a result, if we lose a major customer, or if there is a decline in usage, or if there is a downturn in the service provider industry, our business, financial condition, and operating results will suffer. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will continue to generate revenues for us in any future period.

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

      Our current software competitors in the service provider market include iPlanet E-Commerce Solutions (a Sun|Netscape Alliance) and Isocor, which was recently acquired by Critical Path. We also indirectly compete with Critical Path when it offers outsourced messaging to the service provider market and with Microsoft, whose current messaging product was developed for the enterprise market but is sold to some service providers. In addition, with our release of a highly scalable LDAP directory with InterMail Mx, we have become more direct competitors with Novell's NDS technology and Microsoft's Active Directory product, to the extent that these products are marketed to service providers. We believe that competition will intensify as our current competitors increase the sophistication of their offerings and as new market participants, including additional providers of outsourced messaging services enter the market. Many of our current and future competitors have longer operating histories, larger installed customer bases, greater brand recognition, and significantly greater financial, marketing and other resources than we do. In addition, these competitors may benefit from existing strategic and other relationships with each other or with our current customers. We must respond quickly and effectively to the new products, services, and enhancements offered by our competitors in order to continue our growth.

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

   Our acquisition strategy could cause financial or operational problems

      Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands, and competitive pressures. To this end, we may acquire new and complementary businesses, products, or technologies, instead of developing them ourselves. We do not know if we will be able to complete any acquisitions or that we will be able to successfully integrate any acquired business, operate them profitably, or retain their key employees. For example, we completed the acquisitions of Mobility.Net Corporation, in April 1999, of Telarc, in October 1999, and of bCandid, in June 2000, and continue to integrate these companies' products and personnel into our organization. We completed the acquisition of AtMobile in April 2000. AtMobile is a substantially larger organization than either Mobility.Net or Telarc and therefore will present greater challenges in terms of integration of products and employees. Integrating AtMobile or any other newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business, and could distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private financings. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that results in dilution to our stockholders. If we are unable to integrate AtMobile or any other newly acquired entities or technologies effectively, our business, financial condition, and operating results would suffer. In addition, any amortization of goodwill or other assets, or other charges resulting from the costs of acquisitions could harm our business, financial condition, and operating results.

   Our expanding international operations are subject to significant uncertainties in addition to those we face in domestic markets

      Revenues attributable to customers outside of North America accounted for approximately 45% of our total revenues for the three months ended June 30, 2000. If our revenues from international operations, and particularly from our operations in the countries and regions on which we have focused our spending, do not exceed the expense of establishing and maintaining these operations, our business, financial condition, and operating results will suffer. We continue to invest significant financial and managerial resources to expand our sales and marketing operations in international markets, and we must continue to do so for the foreseeable future in order to succeed in these markets. In particular, we are making significant expenditures on expansion in Europe and Asia, including the translation of our products for use in these regions, and we expect these expenditures to continue or increase. We are expending the most resources in the countries and regions that we think will be the most receptive markets for our products. We have only limited experience in international operations, and we may not be able to capitalize on our investment in these markets. In this regard, we face certain risks inherent in conducting business internationally, including:

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

   We must adapt to rapid changes in technology and customer preferences in order to remain competitive

      The Internet messaging industry is characterized by rapidly changing technology, changes in customer and end user requirements and preferences, and evolving industry standards and practices that could render our software products obsolete. Our success depends on our ability to enhance our existing messaging and directory platform and products on a timely basis and to develop new products that address the increasingly sophisticated and varied needs of our customers and their end users. We must accurately forecast the features and functionality required by our target customers and end users in order to continually improve our products. For example, in response to customer and end user demand, we have recently developed for some of our products a voicemail feature based on Internet standards that govern data transmission and receipt, known as Internet Protocol or "IP." In addition, in response to the rapid development of opportunities in the wireless sector, we are aggressively pursuing the development and/or acquisition of key technologies required by service providers in the wireless sector. The development of proprietary technology and product enhancements has required, and will continue to require, substantial expenditures and lead-time, and we may not always be able to keep pace with the latest technological developments. If we cannot, for technical, legal, financial, or other reasons, adapt our products to changing customer or end user requirements or industry standards in a cost-effective and timely fashion, or if any new product, enhancement, or feature, including IP voicemail or the wireless messaging products and technologies acquired in the Telarc acquisition and the AtMobile.com acquisition is not favorably received and accepted by customers and end users, our business, financial condition, and operating results will suffer.

   Our software products may have unknown defects, which could harm our reputation or impede market acceptance of our products

      Despite testing by us, defects have in the past and may in the future occur in our software. Complex software like ours is difficult to integrate with customers' existing systems and often contains errors or defects, particularly when first introduced or when new versions or enhancements are released. Although we conduct extensive testing, we may not discover software defects that affect our current or new products, including new releases or editions of our InterMail products, the wireless messaging products acquired in the Telarc acquisition or the wireless products intended to be developed as a result of the AtMobile acquisition, until after they are sold. We also experience difficulty in deploying software at our customer's sites due to its complex nature. Any defect in other software or hardware with which our software interacts could be mistakenly attributed to our software by our customers or their end users. These defects or perceptions of defects could cause our customers and their end users to experience service interruptions. Because our customers depend on our software to provide critical services to their end users, any service interruptions could damage our reputation or increase our product development costs, divert our product development resources, cause us to lose revenue, or delay market acceptance of our products, any of which could harm our business, financial condition, and operating results.

   The rapid growth of our operations could strain our resources and harm our business, financial condition, and operating results

      Our recent growth has placed and will continue to place a significant strain on our management systems, infrastructure, and resources. We are increasing the scope of our operations and our customer base domestically and internationally, and we have recently increased our headcount substantially. From December 31, 1997 to July 31, 2000 our total number of employees increased from 144 to 516. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train, and manage our workforce worldwide. We expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. Any failure to expand any of the foregoing areas efficiently and effectively could harm our business, financial condition and operating results. In addition, there can be no assurance that our business will continue to grow at historical rates.

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

      The market for wireless communications and the delivery of Internet-based services through wireless technology is rapidly evolving and is characterized by an increasing number of market entrants that have introduced or developed, or are in the process of introducing or developing, products that facilitate wireless communication and the delivery of Internet-based services through wireless devices. We intend to devote significant efforts and resources on developing and marketing infrastructure applications for wireless communications and the wireless delivery of Internet-based content and services. Our acquisitions of Telarc and AtMobile AtMobile and our proposed merger with Phone.com, Inc. were undertaken in part to address opportunities in that market. If wireless devices are not widely adopted for data communications or mobile delivery of Internet-based services, we would not realize expected benefits from these acquisitions and proposed merger and our business would suffer.

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

      We generally enter into confidentiality and nondisclosure agreements with our employees, consultants, prospective customers, licensees, and corporate partners. In addition, we control access to and distribution of our software, documentation, and other proprietary information. Except for certain limited escrow arrangements, we do not provide third parties with access to the source code for our products. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Effectively policing the unauthorized use of our products is time consuming and costly, and there can be no assurance that the steps taken by us will prevent misappropriation of our technology, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

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

   The geographic disbursement of our senior management could impede their ability to communicate effectively

      Our senior management and key personnel are based in several different offices, which makes coordination of projects more difficult. For example, John MacFarlane, our Chief Executive Officer, and Amy Staas, our Chief Financial Officer, are based at our headquarters in Santa Barbara, California, while Valdur Koha, our President, and John Poulack, our Senior Vice President, Operations, are based at our office in Lexington, Massachusetts. In addition, acquisitions and our proposed merger with Phone.com, Inc. may have the effect of increasing geographic disbursement of senior management and key personnel. The geographic disbursement of our senior management team and key personnel could impede their ability to communicate effectively or work together efficiently, either of which could harm our business, financial condition, and operating results.

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

   Provisions of our corporate documents and Delaware law could deter takeovers and prevent you from receiving a premium for your shares

      Provisions of our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. For example, our certificate of incorporation provides that our board may issue up to 5,000,000 shares preferred stock without stockholder approval.

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

                              SOFTWARE.COM, INC.
                          PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

      None

Item 2.  Changes in Securities and Use of Proceeds

          On June 14, 2000, in connection with our acquisition of bCandid, we issued 666,609 shares of our common stock to the existing stockholders of bCandid in exchange for all of the outstanding shares of capital stock of bCandid. The actual number of shares issued in connection with the transaction is subject to downward adjustment to the extent that claims are made against an escrow fund created at the time of the transaction. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and we believe that it was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) thereof. The recipients of the securities of the securities represented their intentions to acquire the securities for investment only, had access to all relevant information regarding the Company necessary to evaluate the investment and were either accredited investors [or relied upon a purchaser representative].

          On April 11, 2000, in connection with our acquisition of AtMobile, we issued 3,221,076 shares of our common stock to the existing stockholders of AtMobile in exchange for all of the outstanding shares of capital stock of AtMobile. The actual number of shares issued in connection with the transaction is subject to downward adjustment to the extent that claims are made against an escrow fund created at the time of the transaction. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and we believe that it was exempt from the registration requirements of the Securities Act by virtue of
      Section 4(2) thereof. The recipients of the securities of the securities represented their intentions to acquire the securities for investment only, had access to all relevant information regarding the Company necessary to evaluate the investment and were either accredited investors [or relied upon a purchaser representative].

Item 3.  Defaults upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

          The following matters were submitted to the stockholders at our Annual Meeting of Stockholders held on June 2, 2000. Each of these matters was approved by a majority of the shares present at the meeting.

      1. The election of three Class I directors to serve for terms of three years. The following is a summary of the nominees and voting results:

          Class I Directors              Votes For             Votes Withheld
          -----------------              ---------             --------------

          John L. MacFarlane             36,633,962                71,098

          Frank Perna                    36,634,012                71,048

          Neal Douglas                   36,634,012                71,048

      2. The ratification of the appointment of Ernst & Young LLP as our independent auditors for our fiscal year ending December 31, 2000. Results of the voting included 36,684,950 shares for, 15,247 shares against and 4,863 shares abstained.

Item 5.  Other Information

          Effective August 10, 2000, pursuant to a Preferred Stock Rights Agreement between the Company and Wells Fargo Bank Minnesota, N.A., as Rights Agent, the Company's Board of Directors declared a dividend of one right (a "Right") to purchase one one-thousandth of a share of the Company's Series A Participating Preferred Stock, $0.001 par value ("Series A Preferred"), for each outstanding share of common stock of the Company. The dividend is payable on August 24, 2000 to stockholders of record as of the close of business on that date. The Rights are not currently exercisable. Under certain conditions, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred at an exercise price of Six Hundred Dollars ($600.00) (the "Exercise Price"), subject to adjustment. If an acquirer (an "Acquiring Person") obtains 15% or ore of the Company's common stock, (other than pursuant to a tender offer deemed adequate and in the best interests of the Company and its stockholders by the Board of Directors of the Company and other than by Phone.com pursuant to the Merger Agreement, the Option Agreement or the Voting Agreements executed as part of the proposed merger with Phone.com), then each Right (other than Rights owned by an Acquiring Person or its affiliates) will entitle the holder thereof to purchase, for the Exercise Price, a number of shares of the Company's common stock having a then current market value of twice the Exercise Price. If, after an Acquiring Person obtains 15% or more of the Company's common stock, (a) the Company merges into another entity, (b) an acquiring entity merges into the Company or (c) the Company sells more than 50% of the Company's assets or earning power, then each Right (other than Rights owned by an Acquiring Person or its affiliates) will entitle the holder thereof to purchase, for the Exercise Price, a number of shares of common stock of the person engaging in the transaction having a then current market value of twice the Exercise Price. Under certain conditions, the rights may be redeemed by the Company's Board of Directors, in whole, but not in part, at a price of $0.001 per right. The rights have no voting privileges and will attach to and automatically trade with the Company's common stock. The rights expire on the earlier of August 24, 2010, the exchange or redemption of the rights, or the effectiveness of the Phone.com merger.


Item 6.  Exhibits and Reports on Form 8-K

a) Exhibit 3.4 Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Registrant

      Exhibit 4.8  Preferred Stock Rights Agreement Dated as of August 10, 2000

      Exhibit 4.9  Specimen Common Stock Certificate

      Exhibit 27 - Financial Data Schedule

b) On April 26, 2000, we filed a Current Report on Form 8-K to announce that we had completed the acquisition of AtMobile. On June 26, 2000, we filed a Form 8-K/A with the required financial statements for AtMobile.

      On June 29, 2000, we filed a Current Report on Form 8-K to announce that we had completed the acquisition of bCandid.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.

                                          SOFTWARE.COM, INC.

Date:  Aug 14, 2000                       By: /S/ JOHN L. MACFARLANE
                                              -----------------------
                                              John L. MacFarlane
                                              Chief Executive Officer

Date:  Aug 14, 2000                       By:  /S/ AMY E. STAAS
                                              -----------------------
                                              Amy E. Staas
                                              Chief Financial Officer
                                              (Principal financial and
                                                  accounting officer)