Form 10-Q
period 2000-09-30
SOFTWARE COM INC
filed 2000-11-14
CIK 1019180

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

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

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 50,801,801 as of November 8, 2000.

                               SOFTWARE.COM, INC.

                                     INDEX

                         PART I: FINANCIAL INFORMATION

Item                                                                      Page
---------  -----------------------------------------------------------    ----

Item 1.    Condensed Consolidated Financial Statements - unaudited          3

           Condensed Consolidated Balance Sheets - September 30, 2000 and   3
           December 31, 1999

           Condensed Consolidated Statements of Operations - three
           and nine months ended September 30, 2000 and 1999                4

           Condensed Consolidated Statements of Cash Flows - nine
           months ended September 30, 2000 and 1999                         5

           Notes to Condensed Consolidated Financial Statements             6

Item 2.    Management's Discussion and Analysis of Financial Condition      10
           and Results of Operations

Item 3     Quantitative and Qualitative Disclosure About Market Risk        27

                          PART II: OTHER INFORMATION

Item 1.    Legal Proceedings                                                28
Item 2.    Changes in Securities and Use of Proceeds                        28
Item 3.    Defaults Upon Senior Securities                                  28
Item 4.    Submission of Matters to a Vote of Security Holders              28
Item 5.    Other Information                                                28
Item 6.    Exhibits and Reports on Form 8-K                                 28
           Signatures                                                       29

           PART I: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              Software.com, Inc.
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                                                   September 30,           December 31,
                                                                                       2000                    1999
                                                                                     --------                --------
                                                                                   (Unaudited)
Assets
Current assets:
Cash and cash equivalents......................................................      $ 47,748                $ 47,175
Short-term investments.........................................................        39,285                  25,748
Accounts receivable, net.......................................................        49,052                  23,054
Prepaid expenses and other current assets......................................         8,000                   1,974
                                                                                     --------                --------
Total current assets...........................................................       144,085                  97,951

Property and equipment, net....................................................         9,988                   5,302
Goodwill and intangibles, net..................................................        64,164                   8,048
Deposits and other assets......................................................           797                     591
                                                                                     --------                --------
Total assets...................................................................      $219,034                $111,892
                                                                                     ========                ========
Liabilities and shareholders' equity
Current liabilities:
Accounts payable...............................................................      $  4,745                $  3,423
Accrued liabilities............................................................        10,934                   5,878
Deferred revenue...............................................................        22,875                  10,488
Current portion of capital lease obligations and long-term debt................           363                   1,183
                                                                                     --------                --------
Total current liabilities......................................................        38,917                  20,972

Capital lease obligations and long-term debt, less current portion.............             5                   5,756

Shareholders' equity:
AtMobile convertible preferred stock - Series A, B & C.........................             -                  12,969
Common stock...................................................................       241,265                 120,053
Deferred compensation..........................................................        (1,216)                 (1,673)
Employee stock loan............................................................          (361)                      -
Unrealized loss on investments.................................................           (16)                     (6)
Accumulated deficit............................................................       (59,560)                (46,179)
                                                                                     --------                --------
Total shareholders' equity.....................................................       180,112                  85,164
                                                                                     --------                --------
Total liabilities and shareholders' equity....................................       $219,034                $111,892
                                                                                     ========                ========

                            See accompanying notes.

                              Software.com, Inc.
                Condensed Consolidated Statements of Operations
                                (In thousands)
                                  (Unaudited)

                                                                 Three Months Ended                Nine Months Ended
                                                                     September 30,                   September 30,
                                                                 --------------------            ----------------------
                                                                  2000          1999               2000          1999
                                                                 -------      -------            --------      --------
Revenues:
Software licenses......................................          $26,860      $ 6,871            $ 60,479      $ 17,156
Services...............................................           10,784        5,840              26,777        13,507
                                                                 -------      -------            --------      --------
Total revenues.........................................           37,644       12,711              87,256        30,663

Cost of revenues:
Softwarelicenses.......................................              815          860               2,143         2,002
Services...............................................            7,495        3,837              19,552         9,660
                                                                 -------      -------            --------      --------
Total cost of revenues.................................            8,310        4,697              21,695        11,662
                                                                 -------      -------            --------      --------
Gross profit...........................................           29,334        8,014              65,561        19,001

Operating expenses:
Sales & marketing......................................           11,388        5,092              27,073        13,341
Research & development.................................            7,976        4,261              20,627        11,046
General & administrative...............................            3,857        2,266               9,635         5,341
Stock based compensation-acquisition related...........              959            -               4,606             -
Amortization of goodwill and purchased intangible
  assets...............................................            5,696            -               7,411             -
Purchased in-process research and development..........                -            -               2,000             -
Acquisition-related costs..............................              266            -              10,660             -
Legal assessment.......................................                -            -                   -          (200)
                                                                 -------      -------            --------      --------
Total operating expenses...............................           30,142       11,619              82,012        29,528
                                                                 -------      -------            --------      --------
Loss from operations...................................             (808)      (3,605)            (16,451)      (10,527)

Interest and other income (expense), net...............            1,375          770               3,494           281
                                                                 -------      -------            --------      --------
Income (loss) before income taxes......................              567       (2,834)            (12,957)      (10,246)

Provision for income taxes.............................              (68)          (9)               (424)         (156)
                                                                 -------      -------            --------      --------
Net income (loss)......................................              499       (2,844)            (13,381)      (10,402)
Accretion on redeemable convertible preferred stock....                -            -                   -          (403)
                                                                 -------      -------            --------      --------
Net income (loss) applicable to common stockholders....          $   499      $(2,844)           $(13,381)     $(10,805)
                                                                 =======      =======            ========      ========
Basic net income (loss) per share......................          $  0.01      $ (0.07)           $  (0.28)     $  (0.32)
                                                                 =======      =======            ========      ========
Weighted average shares of common stock outstanding
  used in computing basic net income (loss) per share..           49,517       41,299              46,976        33,683
                                                                 =======      =======            ========      ========
Diluted net income (loss) per share....................          $  0.01      $ (0.07)           $  (0.28)     $  (0.32)
                                                                 =======      =======            ========      ========
Weighted average shares of common stock outstanding
  used in computing diluted net income (loss) per
  share................................................           57,853       41,299              46,976        33,683
                                                                 =======      =======            ========      ========

                            See accompanying notes.

                              Software.com, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                       ----------------------
                                                                                         2000          1999
                                                                                       --------      --------
Operating activities
Net income.......................................................................      $(13,381)     $(10,402)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization................................................         9,996         1,421
    Deferred compensation........................................................           456           392
    Non employee equity-based compensation.......................................         4,606             -
    Write-off of in-process R&D..................................................         2,000             -
    Provision for doubtful accounts..............................................           625           608
    Changes in operating assets and liabilities, net of the effect of acquisitions:
        Accounts receivable......................................................       (25,831)       (5,250)
        Prepaid expenses and other current assets................................        (6,341)         (773)
        Accounts payable.........................................................           648         1,613
        Accrued payroll and related liabilities..................................         4,872         1,087
        Other accrued liabilities................................................          (299)         (481)
        Deferred revenue.........................................................        11,419         2,714
                                                                                       --------      --------
            Net cash used in operating activities................................       (11,230)       (9,071)
                                                                                       --------      --------
Investing activities
Acquisition of property and equipment............................................        (7,007)       (1,590)
Purchase of marketable securities................................................       (92,048)      (15,206)
Maturities of marketable securities..............................................        78,489           496
Cash from bCandid acquisition....................................................           547             -
Decrease in other assets.........................................................          (172)          (59)
Other, net.......................................................................           354             -
                                                                                       --------      --------
            Net cash used in investing activities................................       (19,837)      (16,359)
                                                                                       --------      --------
Financing activities
Repayments of long-term debt.....................................................          (751)       (7,153)
Proceeds from long-term debt.....................................................             -         4,763
Repayments of note payable.......................................................          (820)            -
Repayment of note payable to bank, net...........................................             -        (7,565)
Conversion of notes payable to preferred stock, net..............................             -         4,409
Exercise of stock options........................................................        18,816         2,670
Proceeds from issuance of ESPP...................................................         1,891             -
Proceeds from issuance of convertible preferred stock, net.......................             -        10,000
Proceeds from issuance of preferred stock, net...................................        12,504         1,163
Proceeds from issuance of common stock, net......................................             -        67,848
                                                                                       --------      --------
            Net cash provided by financing activities............................        31,640        76,135
                                                                                       --------      --------
Net increase in cash and cash equivalents........................................           573        50,705
Cash and cash equivalents at beginning of period.................................        47,175         6,262
                                                                                       --------      --------
Cash and cash equivalents at end of period.......................................      $ 47,748      $ 56,967
                                                                                       ========      ========

                           See accompanying notes.

                              SOFTWARE.COM, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000
                                  (Unaudited)

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

Cash and Cash Equivalents

   The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase. Cash and cash equivalents include commercial paper, money market accounts and auction rate securities at September 30, 2000 and December 31, 1999.

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

Recent Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial

Statements". SAB 101 provides additional guidance for revenue recognition under certain arrangements.The Company is now required to adopt SAB 101 in the fourth quarter of 2001. The Company has evaluated the impact of SAB 101 on its financial statements and related disclosures and does not expect that the impact will have a material effect on the Company's results of operations.

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Certain provisions of SFAS 133, including its required implementation date, were subsequently amended. The Company is now required to adopt SFAS 133, as amended, in the first quarter of 2001. The Company currently does not anticipate that the adoption of SFAS 133, as amended, will have a material effect on its results of operations or financial position.

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

    Net assets                                 $  (485)
    Covenant not to compete                        300
    Assembled workforce                            400
    Customer relationships                         600
    In-process research and development          2,000
    Developed technology                         6,700
    Goodwill                                    55,900
                                               -------
    Total purchase price                       $65,400

   Goodwill and identified intangibles related to the Company's purchase acquisitions are being amortized on a straight-line basis over their estimated economic useful lives of two to five years. The Company recorded $5.7 million and $7.4 million of amortization of goodwill and other intangibles related to these acquisitions for the three and nine months ended September 30, 2000, respectively.

   The appraisal of the acquired business included an allocation of in- process research and development. This acquired technology had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company wrote off $2.0 million at the time of the acquisition. On the date of its acquisition, bCandid's technology was classified between core or developed technology and IPR&D. Five principal bCandid products were identified and their reliance on the developed technology and IPR&D was determined. Two of these products contained IPR&D and were further analyzed to determine: (1) the estimated time required to complete the development, (2) the estimated cost to complete and (3) the complexity involved in overcoming technological obstacles that must be resolved during development. The completion of in-process development at the time of the acquisition ranged from 82% to 86%.

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

Note 3.   Net Income (Loss) Per Share

   Basic and diluted net income (loss) per common share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS128), for all periods presented. Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common stock and common stock equivalents outstanding during the period. For the three months ended September 30, 1999 and the nine months ended September 30, 2000 and 1999, common stock equivalent shares have been excluded from the computation as their effect would be anti-dilutive.

   The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share information):

                                                            Three Months Ended                        Nine Months Ended
                                                               September 30,                            September 30,
                                                        --------------------------              -----------------------------
                                                         2000                1999                 2000                 1999
                                                        ------             -------              --------             --------
Numerator for basic and diluted earnings
  per share - net income (loss)...................      $  499             $(2,844)             $(13,381)            $(10,805)
                                                        ======             =======              ========             ========
Denominator:
Denominator for basic earnings per share -
  weighted-average shares.........................      49,517              41,299                46,976               33,683
Effect of dilutive securities - employee stock
  options, warrants and stock issuances under
  employee stock purchase plan....................       8,336                   -                     -                    -
                                                        ------             -------              --------             --------
Denominator for diluted earnings per share -
  adjusted weighted-average shares................      57,853              41,299                46,976               33,683
                                                        ======             =======              ========             ========
Basic earnings (loss) per share...................      $ 0.01             $ (0.07)             $  (0.28)            $  (0.32)

Diluted earnings (loss) per share.................      $ 0.01             $ (0.07)             $  (0.28)            $  (0.32)

Note 4.   Stock Options

   For the three and nine months ended September 30, 2000, options to purchase approximately 1,726,000 and 4,237,000 shares of common stock, respectively, were exercised with net proceeds to the Company of approximately $2.7 million and $18.8 million, respectively.

Note 5.   Comprehensive Loss

   During the three and nine months ended September 30, 2000, total comprehensive income was $511,000 and total comprehensive loss was $13.4 million, respectively. The comprehensive gain and loss for the three and nine months ended September 30, 2000, respectively, includes the effects of the Company's other comprehensive income and loss of $12,000 and $16,000, respectively, both a result of unrealized gain/loss on the Company's available-for-sale securities.

Note 6.   Subsequent Events

   On August 8, 2000, the Company and Phone.com signed a definitive merger agreement. Under the terms of the agreement, which was unanimously approved by the Boards of Directors of both companies, stockholders of Phone.com and Software.com will each own approximately 50 percent of the combined company. Each Software.com stockholder will be entitled to receive 1.6105 shares of Phone.com common stock for each share of Software.com common stock. The merger is expected to be accounted for as a pooling of interests and is intended to be tax-free to stockholders of both companies. The Company recently announced that stockholders of record as of the close of business on September 25, 2000 will be entitled to vote on the adoption of the merger agreement between Phone.com and Software.com. Software.com will hold a special stockholders meeting on November 17, 2000 at which Software.com stockholders will vote on approval of the merger agreement and the Company expects that the merger will close shortly after anticipated stockholder approval.

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

   On August 8, 2000, we signed a definitive merger agreement with Phone.com. Under the terms of the agreement, which was unanimously approved by the Boards of Directors of both companies, stockholders of Phone.com and Software.com will each own approximately 50 percent of the combined company. Each Software.com stockholder will be entitled to receive 1.6105 shares of Phone.com common stock for each share of Software.com common stock. The merger is expected to be accounted for as a pooling of interests and is intended to be tax-free to stockholders of both companies. The Company recently announced that stockholders of record as of the close of business on September 25, 2000 will be entitled to vote on the adoption of the merger agreement between Phone.com and Software.com. Software.com will hold a special stockholders meeting on November 17, 2000 at which Software.com stockholders will vote on approval of the merger agreement and the Company expects that the merger will close shortly after anticipated stockholder approval.

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

   Service revenue is composed of revenue from support and maintenance contracts as well as professional services and training. Revenues from support and maintenance contracts are recognized ratably over the term of the support and maintenance period. Substantially all of our InterMail Mx and InterMail Kx customers purchase support and maintenance, which is paid generally on a quarterly basis. Although the majority of our Post.Office customers initially purchase an annual support and maintenance contract, a relatively small percentage of these customers renew the contracts after the first year. This is primarily due to the ease of use of the product and the customers' ability to purchase more economical "per-incident" support services. Consulting services revenues are primarily related to deployment services performed on a time-and-materials basis under separate service arrangements. We recognize revenue, contract costs, and profit on management and consulting contracts for fixed fee contracts on the percentage-completion method. Revenue, contract costs, and profit on time-and-material contracts are recognized based upon direct labor hours at fixed hourly rates and cost of materials as incurred. When current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded. When software and services are billed prior to the time the related revenue is earned, deferred revenue is recorded.

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

   Revenues attributable to customers outside of North America accounted for approximately 41% of our total revenues for the three months ended September 30, 2000. We are making significant expenditures on expansion in Europe and Asia, including the translation of our products for use in these regions, and we expect these expenditures to increase. If our revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer.

   We believe our success depends on our ability to execute on our global sales strategy and continue to develop carrier-class products and services that address the unique requirements of service providers. Accordingly, we intend to continue to invest heavily in sales, support, and research and development.

   In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Additionally, despite our sequential quarterly revenue growth during 2000 and 1999, we do not believe that our historical growth rates are necessarily sustainable or indicative of future growth. Furthermore, as a result of past acquisitions and future acquisitions that we may make, we expect to incur losses as a result of the amortization of non-cash acquisition related costs for the next several quarters. However, at this time we expect to be operationally profitable, exclusive of one-time cash acquisition related costs and continuing non-cash and/or non-recurring charges.

RESULTS OF OPERATIONS

   The following table sets forth our results of operations expressed as a percentage of total revenues.

                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30,            September 30,
                                                                 -----------------         -----------------
                                                                 2000         1999         2000         1999
                                                                 ----         ----         ----         ----
Revenues:
Software licenses..........................................       71 %         54 %         69 %         56 %
Services...................................................       29 %         46 %         31 %         44 %
                                                                 ----         ----         ----         ----
Total revenues.............................................      100 %        100 %        100 %        100 %

Gross margins:
Software licenses..........................................       97 %         87 %         96 %         88 %
Services...................................................       30 %         34 %         27 %         28 %
                                                                 ----         ----         ----         ----
Total gross margin.........................................       78 %         63 %         75 %         62 %

Operating expenses:
Sales & marketing..........................................       30 %         40 %         31 %         44 %
Research & development.....................................       21 %         34 %         24 %         36 %
General & administrative...................................       10 %         18 %         11 %         17 %
Stock based compensation-acquisition related...............        3 %          - %          5 %          - %
Amortization of goodwill and purchased intangible assets...       15 %          - %          8 %          - %
Purchased in-process research and development..............        - %          - %          2 %          - %
Acquisition-related costs..................................        1 %          - %         12 %          - %
Legal assessment...........................................        - %          - %          - %         (1)%
                                                                 ----         ----         ----         ----
Total operating expenses...................................       80 %         91 %         93 %         96 %
                                                                 ----         ----         ----         ----
Loss from operations.......................................       (2)%        (28)%        (18)%        (34)%

Comparison of Three and Nine Months Ended September 30, 2000 and 1999

   Software Licenses. Software license revenue increased $20.0 million, or 291%, from $6.9 million for the three months ended September 30, 1999 to $26.9 million in the same period in 2000. Software license revenue increased $43.3 million, or 253%, from $17.2 million for the nine months ended September 30, 1999 to $60.5 million in the same period in 2000. The increase in software license revenue was primarily due to greater revenue from sales of our InterMail product offerings, somewhat offset by a decrease in sales of our Post.Office product. The largest contributor to software license revenue continues to be our InterMail Mx product offering, which grew 323% and 306% in the three and nine months ended September 30, 2000, respectively over the same periods in 1999. The increase in InterMail Mx revenue was primarily a result of increased growth from new customers migrating their existing installed base to our platform in the third quarter. Additionally, the increases in revenue were a result of organic growth from our existing customer base in the United States and Japan.

   The increase in software license revenue as a percentage of total revenues was primarily related to increased growth in licenses of our InterMail products from new and existing customers.

   Services. Services revenue is primarily derived from consulting services, maintenance and support contracts, and training. Services revenue increased $5.0 million, or 85%, from $5.8 million in the three months ended September 30, 1999 to $10.8 million in the same period in 2000. Services revenue increased $13.3 million, or 98%, from $13.5 million in the nine months ended September 30, 1999 to $26.8 million in the same period in 2000. The increase in services revenue for the three months ended September 30, 2000 from the same period in 1999 was primarily due to a $2.8 million increase in professional services as the number of professional services engagements increased and to a $2.1 million increase in support and maintenance revenues as our customer base grew. The number of professional services engagements increased to 43 for the three months ended September 30, 2000 as compared to 23 in the same period in 1999. The increase in services revenue for the nine months ended September 30, 2000 from the same period in 1999 was primarily due to a $7.3 million increase in professional services as the number of professional services engagements increased and a $5.9 million increase in support and maintenance revenues as our customer base grew. The number of professional services engagements increased to 105 for the nine months ended September 30, 2000 as compared to 53 in the same period in 1999. As a percentage of total revenues, services revenue decreased from 46% and 44% in the three and nine months ended September 30, 1999, respectively, to 29% and 31% in the same periods in 2000. This decrease was primarily related to an increase in license revenue of our InterMail products. In 2000, we expect services revenue as a percentage of total revenues to remain relatively the same as we continue to install our products in service provider customers worldwide.

   Cost of Software License Revenue. Cost of software license revenue consists primarily of the cost of third party products integrated into our products or resold by us and the salaries and related costs for our documentation department and the production of documentation for our InterMail products. Cost of software license revenue decreased $45,000, or 5%, from $860,000 in the three months ended September 30, 1999 to $815,000 in the same period in 2000. The decrease was primarily due to the fact that in the three months ended September 30, 1999, we resold a third party database to four of our InterMail Mx customers, and the cost of that software was included in cost of software license revenue in that quarter. In the three months ended September 30, 2000, we did not resell any third-party software and did not have the associated costs. Cost of software license revenue increased $141,000, or 7%, from $2.0 million in the nine months ended September 30, 1999 to $2.1 million in the same period in 2000. The increase was primarily due to an increase in the size of our documentation department from 9 employees at September 30, 1999 to 22 employees at September 30, 2000.

   Cost of Services Revenue. Cost of services revenue includes salaries and related costs of our consulting services, customer support and training organizations, cost of third parties contracted to provide consulting services to our customers, and an allocation of our facilities and depreciation expenses. Cost of services revenue increased $3.7 million, or 95%, from $3.8 million in the three months ended September 30, 1999 to $7.5 million in the same period in 2000. Cost of services revenue increased $9.9 million, or 102%, from $9.7 million in the nine months ended September 30, 1999 to $19.6 million in the same period in 2000. The increase in cost of services was primarily due to an increase in our consulting and support organizations from 67 employees at September 30, 1999 to 136 employees at September 30, 2000 to support our larger customer base.

   Sales and Marketing. Sales and marketing expense consists primarily of salaries and benefits of our sales, marketing, product management and business development organizations, sales commissions, marketing programs, and an allocation of our facilities and depreciation expenses. Sales and marketing expense increased by $6.3 million, or 124%, from $5.1 million in the three months ended September 30, 1999 to $11.4 million in the same period in 2000. Sales and marketing expense increased by $13.7 million, or 103%, from $13.4 million in the nine months ended September 30, 1999 to $27.1 million in the same period in 2000. The increase in sales and marketing expense was primarily due to growth in our global sales and product management organizations as well as an increase in marketing programs. The total number of employees in the sales and marketing organization increased from 76 at September 30, 1999 to 143 at September 30, 2000. The decrease in sales and marketing as a percentage of total revenues was primarily due to increased growth in license revenue from new and existing customers. We expect our sales and marketing expenses will increase in absolute dollars in future periods due to the planned expansion of our international sales and marketing operations.

   Research and Development. Research and development expense consists primarily of salaries and benefits of our engineering and quality assurance organizations, and an allocation of our facilities and depreciation expenses. Research and development expense increased by $3.7 million, or 87%, from $4.3 million in the three months ended September 30, 1999 to $8.0 million in the same period in 2000. Research and development expense increased by $9.6 million, or 87%, from $11.0 million in the nine months ended September 30, 1999 to $20.6 million in the same period in 2000. The increase in research and development expense was primarily due to an increase in our development organization from 110 employees at September 30, 1999 to 193 employees at September 30, 2000 as we continue to expand our product offerings. The decrease in research and development as a percentage of total revenues was primarily due to increased growth in license revenue from new and existing customers. We believe continued investment in research and development is essential to our future success, and we expect our research and development expenses to increase in absolute dollars in future periods with the growth in demand of unified and wireless messaging products.

   General and Administrative. General and administrative expense consists primarily of salaries and benefits of our finance, human resources and legal services organizations, third party legal, accounting, and other professional services fees, an allocation of our facilities and depreciation expenses and bad debt expense. General and administrative expense increased by $1.6 million, or 70%, from $2.3 million in the three months ended September 30, 1999 to $3.9 million in the same period in 2000. General and administrative expense increased by $4.3 million, or 80%, from $5.3 million in the nine months ended September 30, 1999 to $9.6 million in the same period in 2000. The increase in general and administrative expense was primarily related to an increase in our general and administrative organization from 44 employees at September 30, 1999 to 70 employees at September 30, 2000 as well as an increase in fees for accounting and legal services and reserves for bad debts. The decrease in general and administrative as a percentage of total revenues was primarily due to increased growth in license revenue from new and existing customers. We expect general and administrative expenses to increase in absolute dollars but decrease slightly as a percentage of total revenues in future periods.

   Stock Based Compensation - Acquisition Related Expense. Stock based compensation-acquisition related expense consists primarily of charges recorded for the underlying value of warrants issued by recently acquired AtMobile in conjunction with a Web development, hosting, maintenance and licensing agreement entered into with a contractor in late 1999. The charges recorded for the three and nine months ended September 30, 2000 were $959,000 and $4.6 million, respectively. We will continue to record related charges based on the underlying value of the warrants as the warrants continue to vest.

   Amortization of Goodwill and Purchased Intangible Assets. In June 2000, we completed our acquisition of bCandid. The acquisition was accounted for as a purchase and, accordingly, their operating results have been included in our consolidated financial statements results from the acquisition date. The purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired based on their approximate fair market value. Using proven valuation procedures and techniques in an independent appraisal, a portion of the purchase price was identified as intangible assets and goodwill and are being amortized on a straight-line basis over their estimated economic useful lives of two to four years. Additionally, in October 1999, we completed our acquisition of Telarc, Inc. ("Telarc") which also had a portion of the purchase price identified as goodwill and intangible assets and are being amortized on a straight-line basis over their estimated economic useful lives of three to five years. The Company recorded $5.7 million and $7.4 million of amortization of goodwill and other intangibles related to these acquisitions for the three and nine months ended September 30, 2000, respectively.

   Purchased In-Process Research and Development. We obtained an independent appraisal using proven valuation procedures and techniques for the acquisition of bCandid in June 2000. The appraisal allocated a portion of the acquired business to in-process research and development. This acquired technology had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company wrote off $2.0 million at the time of the acquisition.

   Acquisition Related Costs. Acquisition related costs consist primarily of investment banker fees associated with the close of acquisitions as well as legal and accounting professional services fees. The Company recorded $266,000 and $10.7 million of acquisition related costs for the three and nine months ended September 30, 2000, respectively.

   Interest and Other Income (Expense), Net. Interest and other income (expense), net consists primarily of interest income from our cash and short-term investments net of interest associated with a credit facility we had in 1999. Total other income increased $605,000, from $770,000 in the three months ended September 30, 1999 to income of $1.4 million in the same period in 2000. Total other income increased $3.2 million, from $281,000 in the nine months ended September 30, 1999 to $3.5 million in the same period in 2000. The increase in both periods was primarily related to interest earned on the proceeds of our initial public offering of common stock in June 1999.

   Provision for Income Taxes. Provision for income taxes consists mainly of foreign withholding and income taxes. Provision for income taxes increased $268,000 from $156,000 in the nine months ended September 30, 1999 to $424,000 in the same period in 2000. The increase was related to our continued expansion into foreign tax withholding jurisdictions.

   Stock-Based Compensation. We recorded deferred compensation of approximately $770,000 and $1.5 million in 1999 and 1998, respectively, representing the difference between the exercise prices of options granted to employees during 1999 and 1998 and the deemed fair value for accounting purposes of our common stock on the grant dates. We amortized $152,000 of deferred compensation expense for each of the three months ended September 30, 2000 and 1999. We amortized deferred compensation expense of $456,000 during the nine months ended September 30, 2000 compared to $378,000 for the same period in 1999.


Liquidity and Capital Resources

   We have funded our operations primarily through the private placement of equity securities and the initial public offering of shares, and raised net proceeds of approximately $79.8 million in 1999. At September 30, 2000, our principal sources of liquidity included approximately $47.7 million of cash and cash equivalents and $39.3 million of marketable securities.

   Net cash used in operating activities for the nine months ended September 30, 2000 was primarily due to an increase in accounts receivable of $25.8 million, our net loss of $13.3 million which included acquisition-related investment banker fees of $10.3 million and an increase in prepaid and other current assets of $6.3 million which included $5.0 million of Phone.com merger related investment banker fees. Net cash used in operating activities for the nine months ended September 30, 2000 was primarily offset by increases in deferred revenue of $11.4 million and depreciation and amortization of $10.0 million. Cash used in operating activities for the same period in 1999 was primarily due to our net loss of $10.4 million, partially offset by an increase in deferred revenue of $2.7 million.

   Net cash used in investing activities for the nine months ended September 30, 2000 was primarily due to purchases (net of maturities) of marketable securities of $13.6 million as well as $7.0 million in the acquisition of property and equipment. Cash used in investing activities for the same period in 1999 was primarily due to purchases (net of maturities) of marketable securities of $14.7 million.

   Net cash provided by financing activities for the nine months ended September 30, 2000 was primarily due to $18.8 million in exercises of stock options as well as the issuance of $12.5 million of preferred stock by AtMobile. Cash provided by financing activities for the same period in 1999 was primarily due to $67.8 million in net proceeds from the issuance of common stock in our initial public offering and the issuance of $10.0 million of preferred stock, partially offset by $5.6 million in repayments (net of proceeds) of long-term debt and notes payable to bank.

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

   If the merger is successfully completed, holders of Software.com common stock will become holders of Phone.com common stock. Phone.com's business differs from our business, and Phone.com's results of operations, as well as the price of Phone.com common stock, may be affected by factors different than those affecting our results of operations and the price of our common stock. In particular, Phone.com's business is not operationally profitable and is not predicted to be profitable for the foreseeable future. For a discussion of Phone.com's business and certain factors to consider in connection with such business, see Phone.com's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, as amended by Phone.com's Form 8-K filed on November 3, 2000.

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

   We may not be able to integrate effectively our technology, operations and personnel in a timely and efficient manner with those of Phone.com. Moreover, integration of our business, products and technology with those of Phone.com could be expensive and time-consuming, could disrupt our ongoing business, and could distract our management. Negative customer perception of the merger or failure to effectively integrate our technology, operations, or personnel with those of Phone.com would likely have a material adverse effect on our business and operating results and would result in Phone.com and us not achieving the anticipated potential benefits of the proposed merger.

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

   Because of the number of factors influencing the sales and deployment processes, the period between our initial contact with a new customer and the time when we begin to recognize revenue from that customer varies widely in length. Our sales cycles for InterMail Mx typically range from nine months to a year, and our software deployment cycles typically range from three to six months thereafter, although occasionally these cycles can be much longer. During these cycles, we typically commit substantial resources in advance of receiving any software license revenue.

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

   As of September 30, 2000, we had an accumulated deficit of approximately $59.6 million. Although our revenues have grown significantly in recent quarters, we may not be able to sustain these growth rates or obtain sufficient revenues to maintain profitability. Our failure to maintain profitability could adversely affect our stock price.

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

  Our acquisition strategy could cause financial or operational problems

   Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands, and competitive pressures. To this end, we may acquire new and complementary businesses, products, or technologies, instead of developing them ourselves. We do not know if we will be able to complete any acquisitions or that we will be able to successfully integrate any acquired business, operate them profitably, or retain their key employees. For example, we completed the acquisitions of Mobility.Net Corporation, in April 1999, of Telarc, in October 1999, and of bCandid, in June 2000, and continue to integrate these companies' products and personnel into our organization. We completed the acquisition of AtMobile in April 2000. AtMobile is a substantially larger organization than Mobility.Net, Telarc, or bCandid and therefore will present greater challenges in terms of integration of products and employees. Integrating AtMobile or any other newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business, and could distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private financings. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that results in dilution to our stockholders. If we are unable to integrate AtMobile or any other newly acquired entities or technologies effectively, our business, financial condition, and operating results would suffer. In addition, any amortization of goodwill or other assets, or other charges resulting from the costs of acquisitions could harm our business, financial condition, and operating results.

  Our expanding international operations are subject to significant uncertainties in addition to those we face in domestic markets

   Revenues attributable to customers outside of North America accounted for approximately 41% of our total revenues for the three months ended September 30, 2000. If our revenues from international operations, and particularly from our operations in the countries and regions on which we have focused our spending, do not exceed the expense of establishing and maintaining these operations, our business, financial condition, and operating results will suffer. We continue to invest significant financial and managerial resources to expand our sales and marketing operations in international markets, and we must continue to do so for the foreseeable future in order to succeed in these markets. In particular, we are making significant expenditures on expansion in Europe and Asia, including the translation of our products for use in these regions, and we expect these expenditures to continue or increase. We are expending the most resources in the countries and regions that we think will be the most receptive markets for our products. We have only limited experience in international operations, and we may not be able to capitalize on our investment in these markets. In this regard, we face certain risks inherent in conducting business internationally, including:

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

  The rapid growth of our operations could strain our resources and harm our business, financial condition, and operating results

   Our recent growth has placed and will continue to place a significant strain on our management systems, infrastructure, and resources. We are increasing the scope of our operations and our customer base domestically and internationally, and we have recently increased our headcount substantially. From December 31, 1997 to September 30, 2000 our total number of employees increased from 144 to
564. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train, and manage our workforce worldwide. We expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. Any failure to expand any of the foregoing areas efficiently and effectively could harm our business, financial condition and operating results. In addition, there can be no assurance that our business will continue to grow at historical rates.

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

                              SOFTWARE.COM, INC.
                          PART II: OTHER INFORMATION

Item 1.   Legal Proceedings

      None

Item 2.   Changes in Securities and Use of Proceeds

   In July 2000, we issued and sold 8,618 shares of our common stock that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), at prices ranging from $0.69 to $85.27 upon exercise of stock options. We believe that such transactions were exempt from the registration requirements of the Securities Act by virtue of Rule 701 thereof. The recipients of the securities represented their intentions to acquire the securities for investment only and had access to all relevant information regarding the Company necessary to evaluate the investment.

Item 3.   Defaults upon Senior Securities

      Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

      None

Item 5.   Other Information

      None

Item 6.   Exhibits and Reports on Form 8-K

a)    Exhibit 27 - Financial Data Schedule

b) On July 17, 2000, we filed a Current Report on Form 8-K to file the supplemental consolidated financial statements, which gave retroactive effect to the merger of Software.com, Inc. and AtMobile.com, Inc. on April 11, 2000.

   On August 9, 2000, we filed a Current Report on Form 8-K to announce that we had entered into an Agreement and Plan of Merger with Phone.com, Inc. and that we had adopted a stockholders' rights plan.

   On October 10, 2000, we filed a Current Report on Form 8-K to announce that we had entered into an Agreement to Amend Agreement and Plan of Merger with Phone.com.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.

                                            SOFTWARE.COM, INC.

Date:  November 14, 2000                       By: /S/ JOHN L. MACFARLANE
                                              -----------------------
                                              John L. MacFarlane
                                              Chief Executive Officer

Date:  November 14, 2000                       By:  /S/ AMY E. STAAS
                                              -----------------------
                                              Amy E. Staas
                                              Chief Financial Officer
                                              (Principal financial and
                                                  accounting officer)